Form 10-Q
period 1999-06-30
NETWORK ACCESS SOLUTIONS CORP
filed 1999-08-09
CIK 1081665

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   [X]               OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999.

                                       OR

   [_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                       Commission File Number:  000-25945

                     NETWORK ACCESS SOLUTIONS CORPORATION
            (Exact name of Registrant as specified in its Charter)

              DELAWARE                                     54-1738938
     (State or other jurisdiction of                    (I.R.S. employer
     incorporation or organization)                    identification number)

         100 CARPENTER DRIVE                                  20164
         STERLING, VIRGINIA                                 (Zip Code)
  (Address of principal executive offices)


                                (703) 742-7700
             (Registrant's telephone number, including area code)

                                     None
                    (Former name, former address and former
                   fiscal year--if changed since last report)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___ No X
                                                    -

  As of August 4, 1999, 45,017,469 shares of common stock ("Common Stock") of the Registrant were outstanding.

                      NETWORK ACCESS SOLUTIONS CORPORATION

                                     INDEX

                                   FORM 10-Q

                                                                            Page
 PART I - FINANCIAL  INFORMATION                                            ----

 Item 1. Financial Statements:

         Balance Sheets as of December 31, 1998 and June 30, 1999
         (unaudited)......................................................    3

         Statements of Operations for the three and six months ended June
         30, 1998 (unaudited) and 1999 (unaudited)........................    4

         Statements of Cash Flows for the six months ended June 30, 1998
         (unaudited) and 1999 (unaudited).................................    5

         Notes to Financial Statements....................................    6

 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................   13

 PART II - OTHER INFORMATION

 Item 1. Legal Proceedings................................................   23

 Item 2. Changes in Securities............................................   23

 Item 3. Defaults Upon Senior Securities..................................   24

 Item 4. Submission of Matters to Vote of Security Holders................   24

 Item 5. Other Information................................................   24

 Item 6. Exhibits and Reports on Form 8-K.................................   24

 Signatures................................................................  26

                        PART  I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      NETWORK ACCESS SOLUTIONS CORPORATION
                                 BALANCE SHEETS

                               ----------------

                                                      As of          As  of
                                                December 31, 1998 June 30, 1999
                    ASSETS                      ----------------- -------------
                                                                   (unaudited)
Current assets:
 Cash and cash equivalents....................     $ 5,518,117    $ 82,655,350
 Accounts receivable, net of allowance for
  doubtful accounts...........................       1,806,791       2,345,233
 Prepaid and other current assets.............         105,693         547,321
 Inventory....................................          59,233         281,935
                                                   -----------    ------------
 Total current assets.........................       7,489,834      85,829,839
Property and equipment, net...................       5,030,793      27,857,807
Deposit.......................................         185,000         140,999
Income tax receivable.........................         100,865          27,600
Deferred tax asset............................         121,586         121,586
                                                   -----------    ------------
 Total assets.................................     $12,928,078    $113,977,831
                                                   ===========    ============
LIABILITIES, MANDATORILY REDEEMABLE PREFERRED
        STOCK, AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.............................     $ 2,525,102    $  3,633,062
 Accrued expenses.............................         750,308       2,565,680
 Current portion of capital lease
  obligations.................................         328,982       2,921,333
 Current portion of deferred compensation
  liability...................................         333,333         333,333
 Other current liabilities....................          67,201          44,173
 Deferred revenue.............................             --           98,863
                                                   -----------    ------------
 Total current liabilities....................       4,004,926       9,596,444
 Long term portion of capital lease
  obligations.................................       1,184,156       8,705,077
 Note payable.................................       1,000,000       3,000,000
 Long term portion of deferred compensation
  liability...................................         166,667             --
                                                   -----------    ------------
 Total liabilities............................       6,355,749      21,301,521
                                                   -----------    ------------
Commitments and contingencies
Series A mandatorily redeemable preferred
 stock, $.001 par value, 10,000,000 shares
 authorized, issued and outstanding
 (liquidation preference $10,519,452) as of
 December 31, 1998, no shares issued and
 outstanding as of June 30, 1999 (unaudited)..       5,640,651             --
                                                   -----------    ------------
Stockholders' equity:
 Common stock, $.001 par value, 150,000,000
  shares authorized, 44,550,000 and 53,566,344
  shares issued as of December 31, 1998 and
  June 30, 1999 (unaudited), respectively.....          44,550          53,566
 Additional paid-in capital...................       8,097,566     128,445,987
 Deferred compensation on stock options.......      (3,462,753)    (19,208,883)
 Accumulated deficit..........................      (1,847,685)    (14,714,360)
 Less treasury stock, at cost, 8,550,000
  shares as of December 31, 1998 and June 30,
  1999 (unaudited)............................      (1,900,000)     (1,900,000)
                                                   -----------    ------------
 Total stockholders' equity...................         931,678      92,676,310
                                                   -----------    ------------
 Total liabilities, mandatorily redeemable
  preferred stock and stockholders' equity....     $12,928,078    $113,977,831
                                                   ===========    ============

   The accompanying notes are an integral part of these financial statements.

                      NETWORK ACCESS SOLUTIONS CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                               ----------------

                            For the Three Months
                                    Ended             For the Six Months Ended
                                  June 30,                    June 30,
                          --------------------------  --------------------------
                              1998          1999          1998          1999
                          ------------  ------------  ------------  ------------
Revenue:
 Product sales..........  $  2,297,529  $  2,912,869  $  4,491,820  $  6,867,979
 Consulting services....       461,613       665,320       778,973     1,367,328
 Network services.......        81,870       165,475       122,710       284,524
                          ------------  ------------  ------------  ------------
  Total revenue.........     2,841,012     3,743,664     5,393,503     8,519,831
                          ------------  ------------  ------------  ------------
Cost of revenue:
 Product sales..........     1,946,888     2,487,409     3,804,428     6,022,778
 Consulting services....       285,798       476,239       445,440       775,567
 Network services.......         6,873       612,315         8,208       783,161
                          ------------  ------------  ------------  ------------
  Total cost of
   revenue..............     2,239,559     3,575,963     4,258,076     7,581,506
                          ------------  ------------  ------------  ------------
Gross profit............       601,453       167,701     1,135,427       938,325
Operating expenses:
 Selling, general and
  administrative........       508,608     5,384,853     1,046,449     7,917,372
 Amortization of
  deferred compensation
  on stock options......           --      4,727,719           --      5,268,188
 Depreciation and
  amortization..........         8,580       698,473        12,870       885,183
                          ------------  ------------  ------------  ------------
Income (loss) from
 operations.............        84,265   (10,643,344)       76,108   (13,132,418)
Interest income.........           --        310,363           --        364,675
Interest expense........       (14,146)     (108,311)      (26,834)     (171,267)
                          ------------  ------------  ------------  ------------
Income (loss) before
 income taxes...........        70,119   (10,441,292)       49,274   (12,939,010)
Provision (benefit) for
 income taxes...........        27,080       (72,335)       19,030       (72,335)
                          ------------  ------------  ------------  ------------
Net income (loss).......        43,039   (10,368,957)       30,244   (12,866,675)
Preferred stock
 dividends..............           --        142,466           --        339,726
Preferred stock
 accretion..............           --        108,076           --        257,719
                          ------------  ------------  ------------  ------------
 Net income (loss)
  applicable to common
  stockholders..........  $     43,039  $(10,619,499) $     30,244  $(13,464,120)
                          ============  ============  ============  ============
Net income (loss) per
 common share (basic and
 diluted):
 Net income (loss)......  $       0.00  $      (0.27) $       0.00  $      (0.34)
 Preferred stock
  dividends and
  accretion.............           --            --            --          (0.02)
                          ------------  ------------  ------------  ------------
 Net income (loss)
  applicable to common
  stockholders..........  $       0.00  $      (0.27) $       0.00  $      (0.36)
                          ============  ============  ============  ============
Weighted average common
 shares outstanding
 (basic and diluted)....    21,915,000    38,677,808    21,915,000    37,346,301
                          ============  ============  ============  ============

   The accompanying notes are an integral part of these financial statements.

                      NETWORK ACCESS SOLUTIONS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                               ----------------

                                                     For the Six Months Ended
                                                             June 30,
                                                     -------------------------
                                                        1998          1999
                                                     -----------  ------------
Cash flows from operating activities:
 Net income (loss).................................. $    30,244  $(12,866,675)
 Adjustment to reconcile net income (loss) to net
  cash used in operating activities:
 Depreciation and amortization expense..............       8,580       885,183
 Provision for doubtful accounts receivable.........         --         71,760
 Amortization of deferred compensation on employee
  stock options.....................................         --      5,268,188
 Net changes in assets and liabilities:
  Accounts receivable...............................    (808,720)     (610,202)
  Prepaid and other current assets..................         --       (809,672)
  Inventory.........................................     (86,375)      (54,899)
  Deposits..........................................         --        (78,725)
  Income tax receivable.............................         --         73,265
  Deferred tax asset................................      (3,268)          --
  Accounts payable..................................     696,035       999,256
  Accrued expenses..................................     141,264       639,552
  Income tax payable................................    (132,064)          --
  Other current liabilities.........................     (16,764)      (23,028)
  Deferred revenue..................................         --         98,863
                                                     -----------  ------------
   Net cash used in operating activities............    (171,068)   (6,407,134)
                                                     -----------  ------------
Cash flows from investing activities:
 Expenditures for networks..........................         --    (10,216,850)
 Purchases of property and equipment................     (14,699)   (2,037,085)
                                                     -----------  ------------
   Net cash used in investing activities............     (14,699)  (12,253,935)
                                                     -----------  ------------
Cash flows from financing activities:
 Borrowings on notes payable........................         --     12,000,000
 Repayments of notes payable........................     (93,348)          --
 Principal payments on capital leases...............         --       (196,813)
 Issuance of common stock...........................         --     83,700,000
 Issuance costs related to common stock offering....         --     (1,207,173)
 Exercise of stock options..........................         --      1,668,955
 Repayment of deferred compensation liability.......         --       (166,667)
                                                     -----------  ------------
   Net cash provided by (used in) financing
    activities......................................     (93,348)   95,798,302
                                                     -----------  ------------
Net increase (decrease) in cash and cash
 equivalents........................................    (279,115)   77,137,233
Cash and cash equivalents at the beginning of
 period.............................................     713,246     5,518,117
                                                     -----------  ------------
Cash and cash equivalents at the end of period...... $   434,131  $ 82,655,350
                                                     ===========  ============
Supplemental disclosure of cash flow information:
 Cash paid during the year for:
   Interest......................................... $    17,999  $     78,510
   Income taxes.....................................      79,700           --
 Non-cash investing and financing activities:
   Capital leases...................................         --     10,310,085
   Preferred stock dividends........................         --        339,726
   Preferred stock accretion........................         --        257,719
   Expenditures for networks included in accounts
    payable and accrued expenses....................         --        438,925
   Expenditures for offering costs included in
    accrued expenses................................         --        459,313
   Conversion of notes payable into common stock....         --     10,000,000
   Conversion of redeemable preferred stock into
    common stock....................................         --      6,238,096

   The accompanying notes are an integral part of these financial statements.

                      NETWORK ACCESS SOLUTIONS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

                               ----------------

1. Business

 The Company

  Network Access Solutions Corporation (the Company), was originally incorporated in the Commonwealth of Virginia on December 19, 1994. On August 3, 1998, the Company reincorporated in the State of Delaware. Prior to the reincorporation, the Company had authorized 10,000 shares of common stock, of which 7,803 shares were issued and outstanding. As of August 3, 1998, the Company was recapitalized with authorized capital stock of 15,000,000 shares of common stock, $.001 par value per share and 10,000,000 shares of preferred stock, $.001 par value per share. On March 18, 1999, the Company increased the authorized common stock to 50,000,000 shares with a par value of $.001 per share. In conjunction with this reincorporation and recapitalization, the Company changed from a July 31 year-end to a calendar year-end. On March 18, 1999, the Company and its Board of Directors declared a two for one stock split, effected as a stock dividend, of its common stock. On May 7, 1999, the Company and its Board of Directors declared a 2.25 for one stock split, effected as a stock dividend, of its common stock. All share information has been retroactively adjusted for all periods presented to reflect the new capital structure and stock splits.

  The Company is a provider of data communications solutions to businesses through product sales, consulting services and network services, which includes high speed data transmission services using digital subscriber line (DSL) technology. Through its CuNet branded service, the Company offers its customers high speed connectivity using DSL technology. As a complement to the Company's CuNet service, the Company also offers its customers a complete suite of networking solutions, including network integration, network management, network security and professional services. In 1999, the Company began offering CuNet in Boston, New York, Pittsburgh, Philadelphia, Baltimore, Washington, D.C., Richmond and Norfolk. The Company sells its services directly and indirectly to business customers. The Company sells its services to its existing customer base through a direct sales force. The Company also sells its services indirectly through its sales partners, including Internet service providers, long distance and local carriers and other networking services companies.

2. Summary of Significant Accounting Policies

 Unaudited Interim Financial Statements

  The unaudited balance sheets as of June 30, 1999, the unaudited statements of operations for the three and six months ended June 30, 1998 and 1999 and the unaudited statement of cash flows for the six months ended June 30, 1998 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles, and it is suggested that these financial statements be read in conjunction with the financial statements and related notes included in the Company's registration statement on Form S-1 dated June 1, 1999. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of results that may be expected for the year ending December 31, 1999.

 Revenue Recognition

  The Company derives revenue from the sale of products, consulting services and network services. The Company recognizes revenue on the sale of its products when a valid purchase order is received, shipment occurs, collection is probable and no significant obligations remain related to the completion of installation and performance of support services.

                      NETWORK ACCESS SOLUTIONS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

                               ----------------


  The Company provides consulting services, including network planning, design, and integration services, under time-and-material type contracts and recognizes revenue as services are performed and as costs are incurred.

  The Company provides network services, including DSL-based services, under monthly and fixed rate service contracts. Revenue on monthly contracts is recognized when services are performed. Revenue on fixed rate service contracts is recognized as costs are incurred over the related contract period which generally does not exceed one year. Payments received in advance of providing services are recorded as deferred revenue until the period in which such services are provided. Revenue related to installation and activation fees are recognized to the extent of direct costs incurred. Any excess installation and activation fees over direct costs are deferred and amortized to revenue over a one year service contract. Such revenue is not expected to significantly exceed the direct costs. In certain situations, the Company will waive non-recurring installation and activation fees in order to obtain a sale. The Company will expense the related direct costs as incurred.

 Property and Equipment

  Property and equipment, consists of network costs associated with the development and implementation of the DSL networks, office and computer equipment, and furniture and fixtures. The costs associated with the DSL network under development are comprised of collocation fees, equipment, equipment held under capital leases, and equipment installation. These assets are stated at cost. The Company leases certain of its equipment under capital lease agreements. The capital lease assets are stated at the lower of the present value of the net minimum lease payments or the fair value at the inception of the lease, and are depreciated over the shorter of the estimated useful life or the lease term. Depreciation of office and computer equipment and furniture and fixtures is computed using the straight-line method, generally over three to five years, based upon estimated useful lives, commencing when the assets are placed in service. The depreciation of the DSL network costs commences as individual network components are placed in service and is depreciated over two to five years. Expenditures for maintenance and repairs are expensed as incurred. When assets are retired or disposed, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in operations for the period.

 Net Income (Loss) Per Share

  The Company presents basic and diluted net income (loss) per share. Basic net income (loss) per share is computed based on the weighted average number of outstanding shares of common stock. Diluted net income (loss) per share adjusts the weighted average for the potential dilution that could occur if stock options, warrants or other convertible securities were exercised or converted into common stock. Diluted loss per share for the year ended December 31, 1998, is the same as basic loss per share because the effects of such items were anti-dilutive.

 Stock-Based Compensation

  The Company measures compensation expense for its stock-based compensation using the intrinsic value method and provides pro forma disclosures of net loss as if the fair value method had been applied in measuring compensation expense. Under the intrinsic value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period.

                      NETWORK ACCESS SOLUTIONS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

                               ----------------


 Segment Reporting

  The Company has determined its reportable segments based on the Company's method of internal reporting, which disaggregates its business by product category. The Company's reportable segments are: product sales, consulting services and network services. The product sales segment provides sales of selected equipment from manufacturing partners. Engineers select the right manufacturer's product solution based upon customized dependable network designs to improve the customers' operations and network efficiencies. The consulting services segment provides nonrecurring service activation and installation, network integration, on site network management, network security consulting and professional services. In addition, the consulting services segment provides maintenance and installation of equipment some of which may be provided through third party providers under contract. The network services segment provides local, metropolitan and wide area data communications to customers. This segment also provides a wide variety of other services to customers, including remote network management and monitoring, network security, virtual private networks, electronic commerce and CuNet, the Company's high speed continuously connected DSL access to telecommunications networks. The Company's business is conducted principally in the eastern United States. There are no foreign operations.

3. Initial Public Offering

  In June 1999, the Company completed an initial public offering (IPO) of 7,500,000 shares of common stock. Total proceeds to the Company were approximately $82,000,000, net of underwriting discounts and commissions of approximately $5,500,000 and offering costs of approximately $1,700,000. Concurrent with the IPO, $5,000,000 of the Company's Series A Mandatorily Redeemable Preferred Stock (Preferred Stock) was converted into 416,667 shares of common stock at $12.00 per share, the public offering price, with the remaining shares of Preferred Stock and all accrued dividends cancelled without additional payment to the holders of those shares. Concurrent with the IPO, $10,000,000 of the Company's 8% convertible notes (see Note 7) were converted into 833,334 shares of common stock at $12.00 per share, the public offering price.

4. Property and Equipment

  Property and equipment consists of the following:

                                                      As of           As of
                                                December 31, 1998 June 30, 1999
                                                ----------------- -------------
                                                                   (unaudited)
Network placed in service......................    $      --       $15,469,506
Network development in process.................     4,657,975       10,029,293
Office and computer equipment..................       355,962        2,752,551
Furniture and fixtures.........................       159,728          634,513
Less accumulated depreciation..................      (142,872)      (1,028,056)
                                                   ----------     ------------
Property and equipment, net....................    $5,030,793      $27,857,807
                                                   ==========     ============

  The Company's networks include the acquisition of equipment under capital leases, equipment, installation, and nonrecurring fees paid to obtain central office space for location of certain equipment. When a portion of the Company's networks has been completed and made available for use it is transferred from network development in process to network placed in service. As of December 31, 1998 and June 30, 1999, the recorded cost of the network equipment under capital leases was $1,513,138 and $11,736,340, respectively. Accumulated amortization for this equipment under capital leases was $20,739 and $511,305 as of December 31, 1998 and June 30, 1999, respectively.

                      NETWORK ACCESS SOLUTIONS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

                               ----------------


5. Stock-Based Compensation

  On July 23, 1998, the Company adopted the 1998 Incentive Stock Plan (the
Plan), under which incentive stock options, non-qualified stock options, stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards or any combination thereof may be granted to the Company's employees and certain other persons in accordance with the Plan. The Board of Directors, which administers the Plan, determines the number of options granted, the vesting period and the exercise price. The Board of Directors may terminate the Plan at any time. Options granted under the Plan are fully exercisable into restricted shares of the Company's common stock upon award and expire ten years after the date of grant. The restricted common stock generally vests over a three or four year period. Subsequent to exercise, unvested shares of restricted stock cannot be transferred while vested shares are subject to a right of first refusal by the Company to repurchase the shares at fair value. Upon voluntary termination unvested shares of restricted stock can be repurchased at the lower of fair value or the exercise price. At December 31, 1998, 9,000,000 shares were reserved for issuance under the Plan. Effective March 18, 1999 and April 1, 1999, the Company increased the number of shares of common stock reserved for issuance under the Plan to 10,125,000 and 11,250,000, respectively.

  On April 1, 1999, the Company entered into a stock option agreement, which granted to a board member an option to purchase 250,000 shares of the Company's common stock at an exercise price of $6.67 per share. On June 3, 1999, the board member exercised the stock option by paying $1,667,500 to the Company. In addition the agreement stipulated that the board member will be issued an additional option to purchase 407,500 shares of common stock at an exercise price of $3.00 per share. These options immediately vested upon the Company's IPO. As a result, the Company recognized $3,504,375 of compensation expense during the three months ended June 30, 1999.

  As of December 31, 1998 and June 30, 1999, a total of 7,090,875 and 10,352,338, respectively, of incentive stock options which were immediately exercisable as of those dates had been granted at exercise prices ranging from $.09 to $13.94 per share. Stock option activity was as follows:

                                                                       Weighted
                                             Incentive     Range of    Average
                                               Stock       Exercise    Exercise
                                              Options       Prices      Price
                                             ----------  ------------- --------
Options outstanding, December 31, 1998......  7,090,875  $        0.09  $0.09
Options granted, January 1999...............    559,575  $        0.09  $0.09
Options granted, March 1999.................  1,350,000  $        0.09  $0.09
Options granted, April 1999.................    437,875  $0.09 -  6.67  $3.84
Options granted, May 1999...................    479,900  $3.00 -  6.00  $5.78
Options granted, June 1999..................    733,850  $3.00 - 13.94  $4.55
Options exercised...........................   (266,343) $0.09 -  6.67  $6.27
Options cancelled...........................    (33,394) $0.09 -  6.00  $0.67
                                             ----------  -------------  -----
Options outstanding, June 30, 1999.......... 10,352,338  $0.09 - 13.94  $0.67
                                             ==========  =============  =====

  The Company has estimated the fair value of the underlying common stock on the date of grant was in excess of the exercise price of the options. As a result, the Company recorded deferred compensation of $9,070,236 for the three months ended June 30, 1999 and $21,014,318 for the six months ended June 30, 1999. This amount was recorded as a reduction to stockholders' equity (deficit) and is being amortized as a charge to operations over the vesting periods of the underlying restricted common stock. The Company recognized stock compensation expense related to these options of $4,727,719 for the three months ended June 30, 1999 and $5,268,188 for the six months ended June 30, 1999. The Company did not record any deferred compensation or recognize any stock compensation expense for the six months ended June 30, 1998.

                      NETWORK ACCESS SOLUTIONS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

                               ----------------

  SFAS No. 123, Accounting for Stock-Based Compensation, encourages adoption of a fair value-based method for valuing the cost of stock-based compensation. However, it allows companies to continue to use the intrinsic value method for options granted to employees and disclose pro forma net loss and loss per share. Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been as follows:

                                           Three Months Ended Six Months Ended
                                             June 30, 1999     June 30, 1999
                                           ------------------ ----------------
                                              (unaudited)       (unaudited)
Net loss as reported......................    $(10,368,957)     $(12,866,675)
Pro forma net loss........................     (11,094,758)      (13,611,402)
Net loss per share as reported, basic and
 diluted..................................           (0.27)            (0.34)
Pro forma net loss per share, basic and
 diluted..................................           (0.29)            (0.36)

  The weighted-average fair value of options granted during the three months ended June 30, 1999 and the six months ended June 30, 1999 were approximately $6.69 and $6.46, respectively, based on the Black-Scholes option pricing model. Upon termination, unvested shares of restricted stock are repurchased by the Company at the lower of the exercise price or fair market value.

  The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the six months ended June 30, 1999: Dividend yield of 0%; expected volatility ranging from 0%-60%; risk-free interest rates ranging from 5.21%-6.10%; and expected term of 5 years.

  As of June 30, 1999, the weighted average remaining contractual life of the options is 9.3 years.

                      NETWORK ACCESS SOLUTIONS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

                               ----------------


6. Segment Information

  The financial results of the Company's segments are presented on an accrual basis. The Company evaluates the performance of its segments and allocates resources to them based on gross profit. There are no intersegment revenues. The table below presents information about the reported gross profit of the Company's reportable segments for the three months ended June 30, 1998 and 1999 and the six months ended June 30, 1998 and 1999. Asset information is not reported for the product sales and consulting services segments, as this data is not considered by the Company in making its decisions. Asset data, which represents DSL equipment, is only presented for the network services segment as of June 30, 1999, as the Company only began to consider this data upon offering CuNet which occurred during 1998.

                            Product Consulting Network   Reconciling
                             Sales   Services  Services     Items     Total
                            ------- ---------- --------  ----------- -------
                                             (unaudited)
                                        (dollars in thousands)
For the three months ended
 June 30, 1998:
Revenue...................  $2,297    $  462   $    82     $  --     $ 2,841
                            ======    ======   =======     ======    =======
Gross profit..............  $  350    $  177   $    75     $  --     $   602(1)
                            ======    ======   =======     ======    =======
As of and for the three
 months ended June 30,
 1999:
Revenue...................  $2,913    $  665   $   166     $  --     $ 3,744
                            ======    ======   =======     ======    =======
Gross profit (loss).......  $  425    $  189   $  (446)    $  --     $   168(1)
                            ======    ======   =======     ======    =======
Property and equipment,
 net......................  $  --     $  --    $24,885     $2,973    $27,858
                            ======    ======   =======     ======    =======
For the six months ended
 June 30, 1998:
Revenue...................  $4,492    $  779   $   122     $  --     $ 5,393
                            ======    ======   =======     ======    =======
Gross profit..............  $  688    $  333   $   114     $  --     $ 1,135(1)
                            ======    ======   =======     ======    =======
As of and for the six
 months ended June 30,
 1999:
Revenue...................  $6,868    $1,367   $   285     $  --     $ 8,520
                            ======    ======   =======     ======    =======
Gross profit (loss).......  $  845    $  591   $  (498)    $  --     $   938(1)
                            ======    ======   =======     ======    =======
Property and equipment,
 net......................  $  --     $  --    $24,885     $2,973    $27,858
                            ======    ======   =======     ======    =======

  Note 1: Adjustments that are made to the total of the segments gross profit in order to arrive at income (loss) before income taxes are as follows:

                                          Three Months
                                              Ended         Six Months Ended
                                            June 30,            June 30,
                                        ------------------  ------------------
                                          1998      1999      1998      1999
                                        --------  --------  --------  --------
                                                   (unaudited)
                                              (dollars in thousands)
Gross profit........................... $    602  $    168  $  1,135  $    938
Operating expenses:
 Selling, general and administrative...      509     5,385     1,046     7,917
 Amortization of deferred
  compensation.........................      --      4,728       --      5,268
 Depreciation and amortization.........        9       698        13       885
                                        --------  --------  --------  --------
Income (loss) from operations..........       84   (10,643)       76   (13,132)
 Interest income.......................      --        310       --        364
 Interest expense......................      (14)     (108)      (27)     (171)
                                        --------  --------  --------  --------
Income (loss) before income taxes...... $     70  $(10,441) $     49  $(12,939)
                                        ========  ========  ========  ========

                      NETWORK ACCESS SOLUTIONS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

                               ----------------


7. Debt

  On March 31, 1999, the Company entered into a financing agreement whereby the certain holders of its preferred stock agreed to invest an additional $10,000,000 in the Company. Under the agreement, the Company received $5,000,000 on April 1, 1999 and an additional $5,000,000 on May 11, 1999 by issuing 8% convertible notes. Concurrent with the IPO, these notes, including principal and interest, were converted into 833,334 shares of common stock.

  On May 4, 1999, the Company amended its financing agreements with Ascend Communications, Inc. (Ascend) increasing the Company's total available financing from $40,000,000 to $100,000,000. The amendment increased the Company's line of credit available for leasing of equipment purchases from $30,000,000 to $95,000,000. The amendment also reduced the line of credit available for working capital loans from $10,000,000 to $5,000,000 and relieved the Company's obligation to repay these loans upon the Company's IPO. As of June 30, 1999 the Company's total obligation under the agreement for leased equipment and for working capital loans was $3,469,449 and $3,000,000, respectively.

8. Commitments

  On April 1, 1999, the Company entered into a lease for additional office space in Sterling, Virginia. The lease requires total payments of $2,478,223 over the lease term of five years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes included elsewhere in this Form 10-Q and the financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our registration statement on Form S-1 dated June 1, 1999 (File No. 333-74679). This discussion contains forward-looking statements the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed herein and in our registration statement. See "Forward-Looking Statements."

Overview

  In 1995, we began operations by selling data communications products made by others and providing consulting services for wide area networks. Shortly thereafter, we began offering a complete suite of solutions to the data communications problems of businesses. We provide network integration services, where we design our customers' networks and sell and install related network equipment. We also manage our customers' networks, ensure the security of their networks and provide related professional services. From 1995 through 1998, our revenue was derived primarily from product sales and consulting services. We have primarily depended on AT&T and Zeneca for revenue. AT&T has accounted for 44.8% and 49.0% of total revenue for the six months ended June 30, 1999 and 1998, respectively, while Zeneca has accounted for 8.9% and 12.8% of total revenue for the six months ended June 30, 1999 and 1998, respectively. Zeneca has ordered CuNet services. To date, AT&T has not been a CuNet customer.

  In 1996, we began to pursue deployment of a series of city-wide networks that enable DSL services. In February 1997, we began developing technical standards for delivery of DSL-based services within our target markets through a joint effort with Bell Atlantic. In April 1997, we entered into our first interconnection agreement with Bell Atlantic, which allowed us to use their copper telephone lines and to collocate our equipment in telephone company offices known as "central offices." Central offices serve as the central connection point for all copper telephone lines in a local area and form the basis for our network and the telephone company's network. We began CuNet service trials in November 1997 and began commercially offering CuNet in Philadelphia and Washington, D.C. in January 1999. We currently offer CuNet in Boston, New York, Philadelphia, Pittsburgh, Baltimore, Washington, D.C., Richmond and Norfolk. We expect to extend our network coverage to include Wilmington, Delaware by the end of 1999. As of June 30, 1999, we have completed collocating our equipment in 126 Bell Atlantic central offices and expect to raise that number to approximately 360 by the end of 1999.

  We currently are targeting the Bell Atlantic region for our CuNet service. We believe that our focus on the Bell Atlantic region has allowed us to form a relationship with Bell Atlantic which we believe will allow us to provide responsive, consistent and high quality service in our target markets. As opportunities present themselves, we may decide to expand our network beyond our initial target markets and into adjacent regions. Consistent with this strategy, we have entered into an interconnection agreement with Bell South which requires state regulatory approval before it becomes effective.

  Since February 1997, we have invested increasing amounts in the development and deployment of CuNet. We have funded the deployment of our CuNet services through proceeds received from a preferred and common stock financing in August 1998, issuance of promissory notes which were converted into common stock during the three months ended June 30, 1999, capital lease financing and our initial public offering. We intend to substantially increase our operating expenses and capital expenditures in an effort to expand rapidly our infrastructure and DSL-based network services. We expect to incur substantial operating losses, net losses and negative cash flow during the build-out of our network and our initial penetration of each new market we enter. These losses are expected to continue for at least the next two to three years. Although in the short term we expect to derive the majority of our revenue from our product sales and related consulting services, we expect that over time revenue from network services, which includes our CuNet services, will constitute the more significant portion of our total revenue. During the past several years, market prices for many telecommunications services have been declining, which is a trend we believe will likely continue. This decline will force us to continue to price our services competitively in relation to those of the traditional telephone companies and other competitors in our markets which may affect our future revenue growth.

  As we develop our CuNet services, our annual and quarterly operating results may fluctuate significantly due to delays in the deployment of our network. Because of the complexity of the process of building our network, we expect to experience delays of one form or another. Delays could result from the timing and availability on reasonable terms of Bell Atlantic copper telephone lines, collocation space, operations support and management of telephone line usage. Delays could also result from the timing and availability on reasonable terms of fiber optic and other transport facilities, equipment and services from our suppliers.

Revenue

  Revenue consists of:

  . Product sales. We sell, install and configure selected equipment from our manufacturing partners. Our engineers select the right manufacturer's product solution to improve our customers' operations and network efficiencies. Our engineers refer to a standard network design that they seek to customize to fit the needs of each customer.

  . Consulting services. We bill customers for nonrecurring service activation and installation charges. We also bill our customers for network integration, on site network management, network security and professional services based on time and materials for contracted services. In addition, we derive revenue from the maintenance and installation of equipment. Some of these services may be provided through third party providers under contract to us.

  . Network services. We charge monthly service fees for access to our CuNet local, metropolitan and wide area networks. We also provide a wide variety of network services to customers, including remote network management and monitoring, network security, dedicated private connections to our network, Internet access, electronic commerce and other data applications. Some of these services are delivered to customers using resources from third party providers under contract to us.

Cost of Revenue

  Product sales. We purchase equipment from various vendors whose technology and hardware solutions we recommend to our customers. We do not manufacture any of this equipment.

  Consulting services. Consulting services cost of revenue consists of charges for hardware maintenance, installation and certain contract services which we purchase from third parties.

  Network services. Our network service costs generally comprise non- employee-based charges such as:

  . CuNet service fees. We pay a monthly service fee for each copper line and for each collocation arrangement, as well as usage fees for the support services we obtain from the traditional telephone companies we work with in order to serve our CuNet customers. Sometimes, we must pay these companies to perform special work, such as preparing a telephone line to use DSL technology, when such work is required in order to serve a particular client.

  . Other access costs and levied line expense. We pay installation charges and monthly fees to competitive telecommunications companies or traditional telephone companies for other types of access, other than through our CuNet network, which we provide to customers as part of our network services.

  . Backbone connectivity charges. We incur charges for our fiber optic network, or backbone, within a metropolitan area, typically from a competitive telecommunications company or a traditional telephone company, and for the backbone interconnecting our networks in different metropolitan areas from a long distance carrier. We pay these carriers a one-time installation and activation fee and a monthly service fee for these leased network connections.

  . Network operations expenses. We incur various recurring costs at our network operations center. These costs include data connections, engineering supplies and certain utility costs.

  . Equipment operating lease expenses. In the future, we may decide to enter into operating leases for some or all of the equipment we use in our network, including the DSL equipment we use in the traditional telephone company's central office locations and equipment installed on the customer's premises. Currently, we generally use capital leases to finance the acquisition of substantially all of this equipment, which we depreciate over a range of two to five years.

Operating Expenses

 Selling, general and administrative expenses

  Our selling, general and administrative expenses include all employee-based charges, including field technicians, engineering support, customer service and technical support, information systems, billing and collections, general management and overhead and administrative functions. Headcount in functional areas, such as sales, customer service and operations will increase significantly as we expand our network and as the number of customers increases.

  . Sales and marketing expenses. We distribute our products and services through direct and indirect sales efforts, agents and telemarketing. Our direct sales and marketing efforts focus on attracting and retaining small, medium and large business customers in our target markets. We enter into partnerships with other sales partners, including Internet service providers, local and long distance carriers and other networking services companies. These expenses have increased, and will continue to increase, as we develop our CuNet services.

  . General and administrative expenses. As we expand our network, we expect the number of employees located in specific markets to grow. Certain functions, such as customer service, network operations, finance, billing and administrative services, are likely to remain centralized in order to achieve economies of scale. We pay licensing fees for standard systems to support our business processes, such as billing systems.

 Amortization of deferred compensation on stock options

  We had outstanding incentive stock options to purchase a total of 7,090,875 shares as of December 31, 1998 and 10,352,338 shares as of June 30, 1999, at weighted average exercise prices of $0.09 and $0.67 per share, respectively. At June 30, 1999, all of these options were exercisable into restricted shares of our common stock which generally vest over a three to four year period. In certain instances, we estimated that the fair value of the underlying common stock on the date of grant was in excess of the exercise price of the options. As a result, we recorded deferred compensation of $21.0 million for the six months ended June 30, 1999. We recorded this amount as a reduction to stockholders' equity which will be amortized as a charge to operations over the vesting periods. For the six months ended June 30, 1999, we recognized $5.3 million of stock compensation expense related to these options. No deferred compensation was recorded for the comparable period in 1998 because there were no stock options issued during this period.

  On April 1, 1999, we entered into a stock option agreement, which granted to one of our directors an option to purchase 250,000 shares of our common stock at an exercise price of $6.67 per share. On June 3, 1999, this director exercised this option. In addition the agreement stipulated that this director will be issued an additional option to purchase 407,500 shares of common stock at an exercise price of $3.00 per share. These options immediately vested upon our initial public offering. As a result we recognized approximately $3.5 million of compensation expense during the three months ended June 30, 1999.

 Depreciation and amortization

  Depreciation expense arising from our network and equipment purchases for our customers' premises will be significant and will increase as we deploy our network. Collocation fees, build-out costs, including one-time installation and activation fees, and other DSL-based equipment costs are capitalized and amortized over a range of two to five years.

Interest Income (Expense), Net

  Interest income (expense), net, primarily consists of interest income from our cash and short-term investments less interest expense associated with our debt and capital leases. As our capital expenditures increase, we anticipate that our interest expense associated with our capital leases will increase.

Results of Operations

  The following table presents our results of operations data and the components of net income (loss) in dollars and as a percentage of our revenue:

                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                      --------------------  ------------------
                                        1998       1999       1998      1999
                                      ---------  ---------  --------  --------
                                                  (unaudited)
                                             (dollars in thousands)
Revenue:
 Product sales....................... $   2,297  $   2,913  $  4,492  $  6,868
 Consulting services.................       462        665       779     1,367
 Network services....................        82        166       122       285
                                      ---------  ---------  --------  --------
  Total revenue......................     2,841      3,744     5,393     8,520
                                      ---------  ---------  --------  --------
Cost of revenue:
 Product sales.......................     1,947      2,488     3,804     6,023
 Consulting services.................       285        476       446       776
 Network services....................         7        612         8       783
                                      ---------  ---------  --------  --------
  Total cost of revenue..............     2,239      3,576     4,258     7,582
                                      ---------  ---------  --------  --------
Gross profit.........................       602        168     1,135       938
                                      ---------  ---------  --------  --------
Operating expenses:
 Selling, general and
  administrative.....................       509      5,385     1,046     7,917
 Amortization of deferred
  compensation on stock options......       --       4,728       --      5,268
 Depreciation and amortization.......         9        698        13       885
                                      ---------  ---------  --------  --------
  Total operating expenses...........       518     10,811     1,059    14,070
                                      ---------  ---------  --------  --------
 Income (loss) from operations.......        84    (10,643)       76   (13,132)
 Interest income (expense), net......       (14)       202       (27)      193
 Provision (benefit) for income
  taxes..............................       (27)        72       (19)       72
                                      ---------  ---------  --------  --------
 Net income (loss)................... $      43  $ (10,369) $     30  $(12,867)
                                      =========  =========  ========  ========

                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                      -------------------   -----------------
                                        1998      1999       1998      1999
                                      --------- ---------   -------- --------
                                                 (unaudited)
                                             (percent of revenue)
Revenue:
  Product sales......................     80.8%      77.8 %    83.3%     80.6 %
  Consulting services................     16.3       17.8      14.4      16.0
  Network services...................      2.9        4.4       2.3       3.4
                                      --------  ---------   -------  --------
    Total revenue....................    100.0%     100.0 %   100.0%    100.0 %
                                      --------  ---------   -------  --------
Cost of revenue:
  Product sales......................     68.5       66.4      70.5      70.7
  Consulting services................     10.0       12.8       8.3       9.1
  Network services...................      0.3       16.3       0.2       9.2
                                      --------  ---------   -------  --------
    Total cost of revenue............     78.8       95.5      79.0      89.0
                                      --------  ---------   -------  --------
Gross profit.........................     21.2        4.5      21.0      11.0
                                      --------  ---------   -------  --------
Operating expenses:
  Selling, general and
   administrative....................     17.9      143.8      19.4      92.9
  Amortization of deferred
   compensation on stock options.....      --       126.3       --       61.8
  Depreciation and amortization......      0.3       18.6       0.2      10.4
                                      --------  ---------   -------  --------
    Total operating expenses.........     18.2      288.7      19.6     165.1
                                      --------  ---------   -------  --------
Income (loss) from operations........      3.0     (284.2)      1.4    (154.1)
Interest income (expense), net.......     (0.5)       5.4      (0.5)      2.3
Provision (benefit) for income
 taxes...............................     (1.0)       1.9      (0.3)      0.8
                                      --------  ---------   -------  --------
Net income (loss)....................      1.5%    (276.9)%     0.6%   (151.0)%
                                      ========  =========   =======  ========

 Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

  Revenue. We recognized $3.7 million in revenue for the three months ended June 30, 1999, as compared to $2.8 million for the three months ended June 30, 1998, an increase of $903,000, or 32.2%. Revenue increased as a result of a $615,000 increase in product sales, primarily from one of our largest customers, AT&T, from an increase in consulting services of $204,000 attributable to increases in maintenance and consulting contracts and from growth in network services revenue of $84,000 arising from the introduction of broader network service offerings in late 1998. We are uncertain whether the increase in revenue from AT&T will continue.

  Cost of revenue. Cost of revenue was $3.6 million for the three months ended June 30, 1999, as compared to $2.2 million for the three months ended June 30, 1998, an increase of $1.4 million, or 63.6%. The increase was attributable to growth in cost of network services of $605,000 attributable to expenses incurred to continue to develop and operate our CuNet and other networking services, growth in cost related to an increase in product sales of $540,000 and from growth in cost related to additional consulting services of $190,000.

  Gross profit. Gross profit was $168,000 and 4.5% of revenue for the three months ended June 30, 1999, as compared to $601,000 and 21.2% of revenue for the three months ended June 30, 1998. Gross profit as a percentage of revenue decreased primarily as a result of increased operating expenses related to the continued expansion of our network. As a result of this expansion of our network, expenses have exceeded our revenue realized from our customer base.

  Selling, general and administrative expenses. Selling, general and administrative expenses were $5.4 million and 143.8% of revenue for the three months ended June 30, 1999, as compared to $509,000 and 17.9% of revenue for the three months ended June 30, 1998, an increase of $4.9 million, or 962.7%. This increase as a percentage of revenue was primarily due to increased staffing and other expenses incurred to develop and operate our CuNet network and other networking solutions.

  Amortization of deferred compensation on stock options. Amortization of deferred compensation was $4.7 million for the three months ended June 30, 1999. We had no amortization of deferred compensation for the three months ended June 30, 1998.

  Depreciation and amortization expense. Depreciation and amortization expense was $698,000 and 18.6% of revenue for the three months ended June 30, 1999, as compared to $9,000 and less than 0.3% of revenue for the three months ended June 30, 1998, an increase of $689,000. This increase was primarily due to investments in our CuNet network, computer equipment and software, office furnishings and leasehold improvements.

  Income (loss) from operations. Our loss from operations was $10.6 million for the three months ended June 30, 1999, as compared to income from operations of $84,000 for the three months ended June 30, 1998. The loss for the three months ended June 30, 1999 was primarily due to increased staffing, amortization of deferred compensation and other operating expenses we incurred in support of our CuNet network.

  Interest income (expense), net. For the three months ended June 30, 1999, we recorded net interest income of $202,000, consisting of interest income of $310,000 which was primarily attributable to interest income earned from the net proceeds of our initial public offering of $82.0 million in June 1999, offset by $108,000 in interest expense, compared to $14,000 of interest expense for the three months ended June 30, 1998. The increase in interest expense is primarily due to interest on notes payable and capital leases which commenced during 1999.

  Provision (benefit) for income taxes. We had a benefit for income taxes of $72,000 for the three months ended June 30, 1999, as compared to a provision for income taxes of $27,000 for the three months ended June 30, 1998.

  Net income (loss). For the foregoing reasons, our net loss was $10.4 million for the three months ended June 30, 1999, as compared to net income of $43,000 for the three months ended June 30, 1998.

 Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

  Revenue. We recognized $8.5 million in revenue for the six months ended June 30, 1999, as compared to $5.4 million for the six months ended June 30, 1998, an increase of $3.1 million, or 57.4%. Revenue increased as a result of a $2.4 million increase in product sales, primarily from one of our largest customers, AT&T, from an increase in consulting services of $588,000 attributable to increases in maintenance and consulting contracts and from growth in network services revenue of $162,000 arising from the introduction of broader network service offerings in late 1998. We are uncertain whether the increase in revenue from AT&T will continue.

  Cost of revenue. Cost of revenue was $7.6 million for the six months ended June 30, 1999, as compared to $4.3 million for the six months ended June 30, 1998, an increase of $3.3 million, or 76.7%. The increase was attributable to growth in cost related to an increase in product sales of $2.2 million, growth in cost of network services of $775,000 attributable to expenses incurred to continue to develop and operate our CuNet and other networking services and growth in cost related to additional consulting services of $330,000.

  Gross profit. Gross profit was $938,000 and 11.0% of revenue for the six months ended June 30, 1999, as compared to $1.1 million and 21.0% of revenue for the six months ended June 30, 1998. Gross profit as a percentage of revenue decreased primarily as a result of increased operating expenses related to the continued expansion of our network. As a result of this expansion of our network, expenses have exceeded our revenue realized from our customer base.

  Selling, general and administrative expenses. Selling, general and administrative expenses were $7.9 million and 92.9% of revenue for the six months ended June 30, 1999, as compared to $1.0 million and 19.4% of revenue for the six months ended June 30, 1998, an increase of $6.9 million, or 690%. This increase as a percentage of revenue was primarily due to increased staffing and other expenses incurred to develop and operate our CuNet network and other networking solutions.

  Amortization of deferred compensation on stock options. Amortization of deferred compensation was $5.3 million for the six months ended June 30, 1999. We had no amortization of deferred compensation for the six months ended June 30, 1998.

  Depreciation and amortization expense. Depreciation and amortization expense was $885,000 and 10.4% of revenue for the six months ended June 30, 1999, as compared to $13,000 and less than 0.2% of revenue for the six months ended June 30, 1998, an increase of $872,000. This increase was primarily due to investments in our CuNet network, computer equipment and software, office furnishings and leasehold improvements.

  Income (loss) from operations. Our loss from operations was $13.1 million for the six months ended June 30, 1999, as compared to income from operations of $76,000 for the six months ended June 30, 1998. The loss for the six months ended June 30, 1999 was primarily due to increased staffing, amortization of deferred compensation and other operating expenses we incurred in support of our CuNet network.

  Interest income (expense), net. For the six months ended June 30, 1999, we recorded net interest income of $193,000, consisting of interest income of $365,000 which was primarily attributable to interest income earned from the net proceeds of our initial public offering of $82.0 million in June 1999, offset by $171,000 in interest expense, compared to $27,000 of interest expense for the six months ended June 30, 1998. The increase in interest expense is primarily due to interest on notes payable and capital leases which commenced during 1999.

  Provision (benefit) for income taxes. We had a benefit for income taxes of $72,000 for the six months ended June 30, 1999, as compared to a provision for income taxes of $19,000 for the six months ended June 30, 1998.

  Net income (loss). For the foregoing reasons, our net loss was $12.9 million for the six months ended June 30, 1999, as compared to net income of $30,000 for the six months ended June 30, 1998.

Liquidity and Capital Resources

  While we do not require significant capital expenditures for our product sales and consulting services segments, the development and expansion of our CuNet network does require significant capital expenditures. The principal capital expenditures which we expect to incur during our CuNet rollout include the procurement, design and construction of our collocation spaces and the deployment of DSL-based equipment in Bell Atlantic central offices and connection sites. Capital expenditures were $5.0 million for 1998 and $23.0 million for the six months ended June 30, 1999. At this time, our only material purchase commitment is to purchase software and services for approximately $1.0 million. We expect our capital expenditures to be substantially higher for the rest of 1999 and for future periods, primarily due to continued collocation construction and the purchase of telecommunications equipment for expansion of our network. Our capital expenditures will depend in part upon obtaining adequate volume commitments or demand from our CuNet customers. Based on our present plans, we anticipate capital expenditures during the balance of 1999 to range from $30.0 million to $40.0 million for the expansion of our network to approximately 360 central offices. The rollout of 360 central offices will allow us to provide DSL services throughout our initial target markets at capacity levels anticipated by our business plan. We will continue to expand our CuNet related capital expenditures and our number of central offices as necessary to provide additional CuNet service capacity. Based on our present plans we anticipate capital expenditures by the end of the year 2000 of between $65.0 million and $75.0 million, for the expansion of our network to approximately 500 central offices.

  The net proceeds from our initial public offering were approximately $82.0 million. We expect to use approximately $30.0 million of the net proceeds to finance capital expenditures for central office installation and collocation fees. We expect that the remaining portion of our capital expenditures, including DSL equipment, will be financed using capital leases. We expect to use the remaining net proceeds from our initial public offering to finance operating losses that we expect to incur as we expand our customer base and network, to make payments under lease commitments and for general corporate purposes.

  Net cash used in operating activities was $6.8 million and $171,000 for the six months ended June 30, 1999 and June 30, 1998, respectively. The net cash used in operations for the six months ended June 30, 1999 was primarily the result of operating losses attributable to the expansion of our historic business and the development of our CuNet services, but also the result of an increase in accounts receivable and other current assets. These were offset by increases in non-cash expenses for amortization of deferred compensation of $5.3 million and depreciation of $885,000 accompanied by increases in accounts payable and accrued liabilities. The net cash used for operations during the six months ended June 30, 1998, was primarily the result of an increase in accounts receivable, partially offset by a increase in accounts payable. The net cash used in investing activities was $12.3 million and $15,000 for the six months ended June 30, 1999 and June 30, 1998, respectively. The increase for the six months ended June 30, 1999, was primarily due to the deployment of equipment for our CuNet services of $10.2 million accompanied by purchases of property and equipment of $2.0 million. Net cash provided by financing activities was $96.2 million for the six months ended June 30, 1999. This increase was primarily the result of proceeds from our initial public offering of $83.7 million partially offset by issuance costs paid of $1.2 million and proceeds from the issuance of notes payable of $12.0 million. Notes payable of $10.0 million were converted into common stock upon our initial public offering. Net cash used by financing activities for the six months ended June 30, 1998 was $93,000.

  Ascend has provided us with a $95.0 million capital lease facility to fund acquisitions of certain Ascend equipment, under which $3.5 million was outstanding as of June 30, 1999. The terms of our capital leases range from three to six years. These leases require monthly lease payments and have an implicit interest rate of 9.5%. Ascend has the right to withdraw or suspend further advances to us if our interconnection agreements with Bell Atlantic are not renewed or are terminated, or if certain key employees terminate their employment with us without competent replacement in the reasonable commercial judgement of Ascend. In addition, we have an arrangement with Paradyne to lease up to $4.0 million of equipment, subject to vendor approval. Under the terms of the Paradyne master lease agreement, payments are due monthly for a lease period of 48 months, with a one dollar purchase option at lease expiration. The rental payments for each and every lease schedule under this master equipment lease is calculated and fixed at an interest rate of two hundred basis points above the prime interest rate as published in The Wall Street Journal on the first business day of the calendar quarter in which the lessor receives a request from the lessee to prepare a new lease schedule. As of June 30, 1999 approximately $404,000 was outstanding under the Paradyne master lease agreement.

  Ascend has also provided a $5.0 million line of credit for working capital loans, under which $3.0 million was outstanding as of June 30, 1999. We can draw on the $5.0 million line of credit in $1.0 million increments up to a maximum of $5.0 million. We are required to make interest only payments at an annual rate of 8.25% on the amounts advanced for the first nine months from the date of the advance. For the next 33 months, we are required to make principal and interest payments in accordance with a 60 month amortization schedule using an interest rate of 8.25% for the first 18 months and a rate equal to the prevailing high yield bond index for the next 15 months. The remaining unpaid interest is due 42 months after the related advance. This facility is subject to the same right to withdraw and suspend further advances to us as noted above with respect to the capital lease facility.

  As of June 30, 1999, we had not entered into any financial instruments that expose us to material market risk.

  We believe that our existing cash and cash equivalents, existing and anticipated equipment lease financings and future revenue generated from operations, will be sufficient to fund our operating losses, capital expenditures, lease payments and working capital requirements through the end of 2000. We expect our operating losses and capital expenditures to increase substantially primarily due to our network expansion. We expect that additional financing would be required in the future if we were to expand beyond our initial target markets. We may attempt to finance such an expansion of our operations through a combination of commercial bank borrowings, leasing, vendor financing or the private or public sale of equity or debt securities. If we were to leverage our business by incurring significant debt, we may be required to devote a substantial portion of our cash flow to service that indebtedness. This cash flow would otherwise be available to finance the deployment of our network. If we are forced to use our cash flow in this manner, we may be forced to delay the capital expenditures necessary to complete our network. Any delay in the deployment of our network could have a material adverse effect on our business.

  Our capital requirements may vary based upon the timing and success of our CuNet rollout, as a result of regulatory, technological and competitive developments or if:

  . demand for our services or cash flow from operations is more or less than expected;

  .  our development plans or projections change or prove to be inaccurate;

  .  we engage in any acquisitions; or

  . we accelerate deployment of our network or otherwise alter the schedule or targets of our CuNet rollout plan

  Equity or debt financing may not be available to us on favorable terms or at all.

Impact of the Year 2000 Issue

  Our Year 2000 plan applies to two areas: internal business systems and compliance by external providers. We have completed our Year 2000 compliance testing for all of our internal information technology systems and our other systems and believe that our internal business systems are Year 2000 compliant. Because our systems were implemented within the last two years, we do not anticipate significant Year 2000 issues to arise with our internal business systems, although we cannot be certain about this. Therefore, there have been few Year 2000 changes required to our existing systems and applications. However, because our systems will be interconnected with those of traditional telephone companies, which operate their traditional telephone systems, and other service providers, any disruption of operations in the computer programs of these service providers would likely have an impact on our systems.

  In the provision of our DSL services, we use third party equipment and software and interact with traditional telephone companies that have equipment and software that may not be Year 2000 compliant. We have substantially completed a compliance check of our significant external providers, except for Bell Atlantic. Based on responses from these third parties other than Bell Atlantic, we believe that they will not experience Year 2000 problems that would materially adversely affect our business. However, we do not have any way to verify information that our customers and other vendors have provided. We have not been able to conduct a compliance check of Bell Atlantic nor assess its Year 2000 compliance. To the extent that Bell Atlantic or other third parties experience Year 2000 problems, our network and services could be adversely affected. Furthermore, the purchasing patterns of our customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available for our services. Any of these developments could have a material and adverse effect on our business, prospects, operating results and financial condition.

  Our aggregate historical and future costs for Year 2000 analysis, planning and remediation have not been material and we do not expect them to be material in the future. However, we cannot assure you that these costs will not be greater than we currently expect. If these costs increase significantly, our business, prospects, operating results and financial condition could be adversely affected. We have not yet formulated a contingency plan to address the most reasonably likely worst case Year 2000 scenario. We expect to complete our internal review of and planning for Year 2000 issues, including our most reasonably likely worst case year 2000 contingency plans, by September 1999.

Financial Information

  The preceding discussion and analysis is based on our financial statements and the related notes and should be read in conjunction with the financial statements and the related notes included in this Form 10-Q.

Forward-looking Statements

  The statements contained in this report that are not historical facts are "forward-looking statements" (as such term is defined in Section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934), which can be identified by the use of forward-looking terminology such as "estimate," "project," "anticipate," "expect," "intend," "believe," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements address, among other things:

  .  our CuNet deployment plans and strategies;

  .  development and management of our business;

  .  our ability to attract, retain and motivate qualified personnel;

  .  our ability to attract and retain customers;

  .  the extent of acceptance of our services;

  .  the market opportunity and trends in the markets for our services;

  .  our ability to upgrade our technologies;

  .  prices of telecommunication services;

  .  the nature of regulatory requirements that apply to us;

  . our ability to obtain and maintain any required governmental authorizations;

  .  our future capital expenditures and needs;

  . our ability to obtain and maintain financing on commercially reasonable terms;

  .  our ability to implement a Year 2000 readiness program; and

  .  the extent and nature of competition.

  We have based these forward-looking statements on our current expectations and projections about future events. However, our actual results could differ materially from those anticipated in these forward-looking statements as a result of risks facing us, or faulty assumptions on our part. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to:

  . our ability to successfully market our services to current and new customers;

  . our ability to generate customer demand for our services in our target markets;

  .  market pricing for our services and for competing services;

  .  the extent of increasing competition;

  .  our ability to acquire funds to expand our network;

  .  the ability of our equipment and service suppliers to meet our needs;

  .  trends in regulatory, legislative and judicial developments; and

  .  our ability to manage growth of our operations.

  All written and oral forward-looking statements made in connection with this report on Form 10-Q which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the "Risk Factors" and other cautionary statements included in our registration statement on Form S-1 (File No. 333-74679). We disclaim any obligation to update information contained in any forward-looking statement.

                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

  None

Item 2. Changes in Securities and Use of Proceeds

 Recent Sales of Unregistered Securities

  The following information relates to securities issued or sold by us within the period covered by this Form 10-Q. During that time, we issued unregistered securities in the transactions described below. Securities issued in such transactions were offered and sold in reliance upon the exemption from registration under Section 4(2) of the Securities Act, relating to sales by an issuer not involving any public offering, or under Rule 701 under the Securities Act on the basis that these options were offered and sold either pursuant to a written compensatory benefit plan or pursuant to written contracts relating to compensation. The sales of securities were made without the use of an underwriter and the certificates evidencing the shares bear a restrictive legend permitting the transfer thereof only upon registration of the shares or an exemption under the Act.

(1) Between April 1, 1999 and June 30, 1999, we issued options to our employees exercisable for an aggregate of 994,125 shares of Common Stock at exercise prices ranging from $.09 to $13.94 per share pursuant to our 1998 Stock Incentive Plan.

(2) In April 1999, we issued options to one of our directors exercisable for an aggregate of 250,000 shares of Common Stock at an exercise price of $6.67 per share, pursuant to our 1998 Stock Incentive Plan. In June 1999, this director exercised this option. In June 1999, we issued an additional option to this director exercisable for an aggregate of 407,500 shares of Common Stock at an exercise price of $3.00 per share, in accordance with the terms of the original option and pursuant to our 1998 Stock Incentive Plan.

(3) In May 1999, we issued in a private placement to two of our existing accredited stockholders $10,000,000 aggregate principal amount of notes convertible into shares of Common Stock based upon our initial public offering price.

 Report of Offering of Securities and Use of Proceeds Therefrom

  In June 1999, we commenced and completed a firm commitment underwritten initial public offering of 7,500,000 shares of our common stock. The shares were registered with the Securities and Exchange Commission pursuant to a registration statement on Form S-1 (No. 333-74679), which was declared effective on June 3, 1999. The public offering was underwritten by a syndicate of underwriters led by Donaldson, Lufkin & Jenrette Securities Corporation, Bear, Stearns & Co. Inc., J.P. Morgan Securities Inc. and DLJdirect Inc., as their representatives. After deducting underwriting discounts and commissions of $5.5 million and expenses of $1.7 million, we received net proceeds of $82.0 million.

  As of June 30, 1999, we had invested the net proceeds from our initial public offering in short- and long-term investments in order to meet anticipated cash needs for future working capital. We invested our available cash principally in high-quality corporate issuers and in debt instruments of the U.S. Government and its agencies. This use of proceeds from the offering reflects an increase in offering expenses of approximately $700,000, but otherwise does not represent a material change in the use of proceeds described in the registration statement. None of the net proceeds of the offering were paid directly or indirectly to any of our directors or officers, or their associates, or persons owning 10 percent or more of any class of our equity securities.

Item 3. Defaults Upon Senior Securities

  None

Item 4. Submission of Matters to Vote of Security Holders

  (a) On April 1, 1999 and May 7, 1999, our stockholders approved certain actions by written consent (the "Consents").

  (b) None

  (c) The following actions were approved by the stockholders pursuant to the
Consents:

    (i) an increase in the number of authorized shares of Common Stock reserved for issuance pursuant to our 1998 Stock Incentive Plan to an aggregate of 11,250,000 shares of Common Stock; and

    (ii) an amendment and restatement of our Certificate of Incorporation to, among other things, incorporate changes reflected in prior amendments to our Certificate of Incorporation and add certain provisions, including the creation of a classified board of directors, to enhance the continuity and stability in the composition of our board of directors and its policies.

Item 5. Other Information

  None

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

 Exhibit No.                             Description
 -----------                             -----------
    3.1*     Amended and Restated Certificate of Incorporation of the Company

    3.2*     Amended and Restated By-Laws of the Company

    4.1* Specimen stock certificate for shares of Common Stock of the Company

   10.1*+ Master Equipment Lease Agreement dated November 17, 1998, by and between the Company and Paradyne Credit Corporation

   10.2*+ Purchase and Sale Agreement dated as of October 16, 1998, by and between the Company and Ascend Communications, Inc., as amended

   10.3*     Master Lease Agreement dated October 9, 1998, by and between the
             Company and Ascend Credit Corporation

   10.4* Promissory Note dated October 16, 1998, by and between the Company and Ascend Communications, Inc., as amended

   10.5*     Commercial Lease dated February 24, 1997, by and between the
             Company, Sterling/Gunston Limited Partnership and Bernstein
             Management Corporation

 10.5.1*     First Lease Amendment dated June 26, 1998, by and between the
             Company and Sterling/Gunston LLC

 10.5.2*     Third Lease Amendment dated February 1, 1999, by and between the
             Company and Sterling/Gunston LLC

   10.6* Sublease dated August 31, 1998, by and between the Company and U.S. Interactive, Inc.

   10.7* Deed of Lease dated April 8, 1999, by and between the Company and TransDulles Center, Inc.

   10.8* Employment Agreement dated as of August 16, 1998, by and between the Company and Jonathan P. Aust

 Exhibit No.                             Description
 -----------                             -----------
 10.9*       Employment Agreement dated as of July 13, 1998, by and between the
             Company and Christopher J. Melnick

 10.10* Employment Agreement dated as of July 13, 1998, by and between the Company and Scott G. Yancey, Jr.

 10.11* Employment Agreement dated as of August 18, 1998, by and between the Company and James A. Aust

 10.12* Employment Agreement dated as of March 1, 1999, by and between the Company and John J. Hackett

 10.13*      1998 Stock Incentive Plan, as amended

 10.14* Incentive Stock Option Grant Agreement dated July 23, 1998, by and between the Company and Scott G. Yancey, Jr., as amended

 10.15* Incentive Stock Option Grant Agreement dated July 23, 1998, by and between the Company and Christopher J. Melnick, as amended

 10.16* Incentive Stock Option Grant Agreement dated November 1, 1998, by and between the Company and James A. Aust

 10.17* Incentive Stock Option Grant Agreement dated March 30, 1999, by and between the Company and John J. Hackett

 10.18* Deferred Compensation Agreement dated June 1, 1997, by and between the Company and Jonathan P. Aust

 10.19* Deferred Compensation Agreement dated June 1, 1997, by and between the Company and James A. Aust

 10.20*      Repurchase Agreement dated August 6, 1998, by and between the
             Company and Longma M. Aust, Jonathan P. Aust, James A. Aust and
             Stephen C. Aust

 10.21*      Investor Rights Agreement dated August 6, 1998, by and between the
             Company, Spectrum Equity Investors II, L.P., SEA 1998 II, L.P.,
             FBR Technology Venture Partners L.P. and W2 Venture Partners, LLC, as amended

 10.22* Series A Preferred Stock Purchase Agreement dated August 6, 1998, by and between the Company, Spectrum Equity Investors II, L.P.,
             SEA 1998 II, L.P., FBR Technology Venture Partners L.P. and W2
             Venture Partners, LLC

 10.23*      Note Purchase Agreement dated March 31, 1999, by and between the
             Company, Spectrum Equity Investors II, L.P. and FBR Technology
             Venture Partners L.P.

 10.24* Convertible Note dated March 31, 1999, by and between the Company and Spectrum Equity Investors II, L.P.

 10.25* Convertible Note dated March 31, 1999, by and between the Company and FBR Technology Venture Partners L.P.

 10.26* Nonqualified Stock Option Grant Agreement dated April 1, 1999, by and between the Company and Dennis R. Patrick

 10.27*      Letter Agreement Dated May 6, 1999, by and between the Company and
             SBC Communications, Inc.

 10.28*      Letter Agreement dated May 7, 1999, by and between the Company and
             Telefonos de Mexico, S.A. de C.V.

 10.29* Letter Agreement dated May 10, 1999, by and between the Company and DSL Solutions Inc. d/b/a DSL Networks

 27          Financial Data Schedule

--------
* Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 333-74679).
+ Information has been omitted from this exhibit pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

  (b) Reports on Form 8-K

  None

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Network Access Solutions Corporation

                                                 /s/ Scott G. Yancey, Jr.
                                          By: _________________________________
                                            Name: Scott G. Yancey, Jr.
                                            Title:  Chief Financial Officer
                                                  (Principal Accounting and
                                                  Financial Officer)

Dated: August 9, 1999