Form 10-Q
period 1999-09-30
NETWORK ACCESS SOLUTIONS CORP
filed 1999-11-12
CIK 1081665

                                                                          1
                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549


                                 FORM 10-Q


          Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


                     Commission file number 000-25945

                   NETWORK ACCESS SOLUTIONS CORPORATION
          (Exact name of registrant as specified in its charter)


            Delaware                                       54-1738938
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)
Identification Number)


                            100 CARPENTER DRIVE
                         STERLING, VIRGINIA  20164
           (Address and zip code of principal executive offices)

                              (703) 742-7700
           (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes     [ ] No

     As of November 10, 1999, 45,140,008 shares of common stock ("Common Stock") of the Registrant were outstanding.

                                                                          2
                   NETWORK ACCESS SOLUTIONS CORPORATION

                                   INDEX

                                 FORM 10-Q


PART I - FINANCIAL INFORMATION                                         Page
                                                                       ----
Item 1.   Financial Statements:

          Balance Sheets as of September 30, 1999 (unaudited)
          and December 31, 1998 . . . . . . . . . . . . . . . . . . . . . 3

          Statements of Operations for the three and nine months ended September 30, 1999 (unaudited) and 1998 (unaudited) . . . 4

          Statements of Cash Flows for the nine months ended
          September 30, 1999 (unaudited) and 1998 (unaudited) . . . . . . 5

          Notes to Financial Statements . . . . . . . . . . . . . . . . . 6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . . . . . .14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk. . .28


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .29

Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . . . .29

Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . . .29

Item 4.   Submission of Matters to Vote of Security Holders . . . . . . .29

Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . .29

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .30


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .33

                                                                          3
                      PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                   NETWORK ACCESS SOLUTIONS CORPORATION
                              BALANCE SHEETS

                                                                         AS OF          AS OF
                                                                     SEPTEMBER 30,  DECEMBER 31,
                                                                         1999           1998
                            ASSETS                                   ------------    ------------
                                                                      (Unaudited)
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . .    $ 63,469,708   $   5,518,117
  Accounts receivable, net of allowance for doubtful accounts . .       3,171,020       1,806,791
  Prepaid and other current assets. . . . . . . . . . . . . . . .         697,784         105,693
Income tax receivable . . . . . . . . . . . . . . . . . . . . . .          27,600         100,865
  Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . .         175,033          59,233
                                                                     ------------    ------------
     Total current assets . . . . . . . . . . . . . . . . . . . .      67,541,145       7,590,699
Property and equipment, net . . . . . . . . . . . . . . . . . . .      44,121,873       5,030,793
Deposit . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          85,124         185,000
Deferred tax asset. . . . . . . . . . . . . . . . . . . . . . . .         121,586         121,586
                                                                     ------------    ------------
     Total assets . . . . . . . . . . . . . . . . . . . . . . . .    $111,869,728   $  12,928,078
                                                                     ============    ============
       LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK,
                   AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .    $  3,250,827   $   2,525,102
  Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . .       2,850,282         750,308
  Current portion of capital lease obligations. . . . . . . . . .       4,995,643         328,982
  Current portion of note payable . . . . . . . . . . . . . . . .         389,871               -
  Current portion of deferred compensation liability. . . . . . .         333,333         333,333
  Other current liabilities . . . . . . . . . . . . . . . . . . .          44,173          67,201
  Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . .          69,805               -
                                                                     ------------    ------------
     Total current liabilities. . . . . . . . . . . . . . . . . .      11,933,934       4,004,926
  Long term portion of capital lease obligations. . . . . . . . .      14,981,015       1,184,156
  Long term portion of note payable . . . . . . . . . . . . . . .       2,583,224       1,000,000
  Long term portion of deferred compensation liability. . . . . .               -         166,667
                                                                     ------------    ------------
     Total liabilities. . . . . . . . . . . . . . . . . . . . . .      29,498,173       6,355,749
                                                                     ------------    ------------
Commitments and contingencies
Series A mandatorily redeemable preferred stock, $.001 par value,
  10,000,000 shares authorized, issued and outstanding
  (liquidation preference $10,519,452) as of December 31, 1998, no shares issued and outstanding as of September 30, 1999
  (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . .               -       5,640,651
                                                                     ------------    ------------
Stockholders' equity:
  Common stock, $.001 par value, 150,000,000 shares authorized,
     53,656,277 and 44,550,000 shares issued as of September 30,
     1999 (unaudited) and December 31, 1998, respectively . . . .          53,656          44,550
  Additional paid-in capital. . . . . . . . . . . . . . . . . . .     130,357,583       8,097,566
  Deferred compensation on stock options. . . . . . . . . . . . .     (19,855,531)     (3,462,753)
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . .     (26,284,153)     (1,847,685)
  Less treasury stock, at cost, 8,550,000 shares as of September
     30, 1999 (unaudited) and December 31, 1998 . . . . . . . . .      (1,900,000)     (1,900,000)
                                                                     ------------    ------------
     Total stockholders' equity . . . . . . . . . . . . . . . . .      82,371,555         931,678
                                                                     ------------    ------------
     Total liabilities, mandatorily redeemable preferred stock
       and stockholders' equity . . . . . . . . . . . . . . . . .    $111,869,728   $  12,928,078
                                                                     ============    ============

                  The accompanying notes are an integral
                    part of these financial statements.

                                                                          4
                   NETWORK ACCESS SOLUTIONS CORPORATION
                         STATEMENTS OF OPERATIONS
                                (Unaudited)


                                                             FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                              ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                          ---------------------------    ---------------------------
                                                              1999           1998           1999           1998
                                                          ------------   ------------   ------------    ------------
Revenue:
  Product sales . . . . . . . . . . . . . . . . . . . .   $  3,113,333   $  2,901,969   $  9,981,312   $   7,393,788
  Consulting services . . . . . . . . . . . . . . . . .        525,731        274,197      1,893,059       1,053,171
  Network services. . . . . . . . . . . . . . . . . . .        529,187         86,905        813,711         209,615
                                                          ------------   ------------   ------------    ------------
     Total revenue. . . . . . . . . . . . . . . . . . .      4,168,251      3,263,071     12,688,082       8,656,574
                                                          ------------   ------------   ------------    ------------
Cost of revenue:. . . . . . . . . . . . . . . . . . . .
  Product sales . . . . . . . . . . . . . . . . . . . .      2,682,816      2,548,936      8,705,594       6,353,364
  Consulting services . . . . . . . . . . . . . . . . .        402,684        152,460      1,178,251         597,900
  Network services. . . . . . . . . . . . . . . . . . .      1,358,839          7,060      2,142,000          15,268
                                                          ------------   ------------   ------------    ------------
     Total cost of revenue. . . . . . . . . . . . . . .      4,444,339      2,708,456     12,025,845       6,966,532
                                                          ------------   ------------   ------------    ------------
Gross profit (loss) . . . . . . . . . . . . . . . . . .       (276,088)       554,615        662,237       1,690,042
Operating expenses: . . . . . . . . . . . . . . . . . .
  Selling, general and administrative . . . . . . . . .      8,808,507      1,356,922     16,725,879       2,403,371
  Amortization of deferred compensation on
     stock options. . . . . . . . . . . . . . . . . . .      1,431,114              -      6,699,302               -
  Depreciation and amortization . . . . . . . . . . . .      1,612,262         47,542      2,497,445          60,412
                                                          ------------   ------------   ------------    ------------
Loss from operations. . . . . . . . . . . . . . . . . .    (12,127,971)      (849,849)   (25,260,389)       (773,741)
Interest income . . . . . . . . . . . . . . . . . . . .        936,308         56,633      1,300,983          56,633
Interest expense. . . . . . . . . . . . . . . . . . . .       (377,087)       (31,383)      (548,354)        (58,217)
                                                          ------------   ------------   ------------    ------------
Loss before income taxes. . . . . . . . . . . . . . . .    (11,568,750)      (824,599)   (24,507,760)       (775,325)
Provision (benefit) for income taxes. . . . . . . . . .          1,043        (47,003)       (71,292)        (27,973)
                                                          ------------   ------------   ------------    ------------
Net loss. . . . . . . . . . . . . . . . . . . . . . . .    (11,569,793)      (777,596)   (24,436,468)       (747,352)
Preferred stock dividends . . . . . . . . . . . . . . .              -        120,548        339,726         120,548
Preferred stock accretion . . . . . . . . . . . . . . .              -         91,449        257,719          91,449
                                                          ------------   ------------   ------------    ------------
  Net loss applicable to common stockholders. . . . . .   $(11,569,793)  $   (989,593)  $(25,033,913)  $    (959,349)
                                                          ============   ============   ============    ============
Net loss per common share (basic and diluted):
  Net loss. . . . . . . . . . . . . . . . . . . . . . .   $      (0.26)  $      (0.03)  $      (0.61)  $       (0.03)
  Preferred stock dividends and accretion . . . . . . .              -          (0.01)         (0.02)          (0.01)
                                                          ------------   ------------   ------------    ------------
  Net loss applicable to common stockholders. . . . . .   $      (0.26)  $      (0.04)  $      (0.63)  $       (0.04)
                                                          ============   ============   ============    ============
Weighted average common shares outstanding
  (basic and diluted) . . . . . . . . . . . . . . . . .     45,021,799     28,123,533     39,932,623      24,007,253
                                                          ============   ============   ============    ============

                  The accompanying notes are an integral
                    part of these financial statements.

                                                                          5
                   NETWORK ACCESS SOLUTIONS CORPORATION
                         STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                                                      FOR THE NINE MONTHS
                                                                                      ENDED SEPTEMBER 30,
                                                                                  ---------------------------
                                                                                     1999            1998
                                                                                 -------------   ------------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (24,436,468)  $   (747,352)
  Adjustment to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization expense. . . . . . . . . . . . . . . . . . .      2,497,445         47,542
     Provision for doubtful accounts receivable . . . . . . . . . . . . . . . .         91,082              -
     Shares issued to employee for services . . . . . . . . . . . . . . . . . .              -        130,000
     Amortization of deferred compensation on employee stock options. . . . . .      6,699,302              -
     Net changes in assets and liabilities:
       Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,455,311)      (905,149)
       Prepaid and other current assets . . . . . . . . . . . . . . . . . . . .       (960,135)      (181,145)
       Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         52,003         11,402
       Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (22,850)             -
       Income tax receivable. . . . . . . . . . . . . . . . . . . . . . . . . .         73,265              -
       Deferred tax asset . . . . . . . . . . . . . . . . . . . . . . . . . . .              -         26,208
       Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .        617,021        448,833
       Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,822,392        146,890
       Income tax payable . . . . . . . . . . . . . . . . . . . . . . . . . . .              -       (132,064)
       Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . .        (23,028)       141,156
       Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . .         69,805              -
                                                                                 -------------   ------------
          Net cash used in operating activities . . . . . . . . . . . . . . . .    (14,975,477)    (1,013,679)
                                                                                 -------------   ------------
 Cash flows from investing activities:
     Expenditures for networks. . . . . . . . . . . . . . . . . . . . . . . . .    (16,704,704)    (1,296,970)
     Purchases of property and equipment. . . . . . . . . . . . . . . . . . . .     (4,776,951)       (96,556)
                                                                                 -------------   ------------
          Net cash used in investing activities . . . . . . . . . . . . . . . .    (21,481,655)    (1,393,526)
                                                                                 -------------   ------------
 Cash flows from financing activities:
     Borrowings on notes payable. . . . . . . . . . . . . . . . . . . . . . . .     12,000,000              -
     Repayments of notes payable. . . . . . . . . . . . . . . . . . . . . . . .        (26,905)       (66,681)
     Principal payments on capital leases . . . . . . . . . . . . . . . . . . .       (934,098)             -
     Issuance of common stock . . . . . . . . . . . . . . . . . . . . . . . . .     83,700,000      4,902,401
     Issuance of redeemable preferred stock . . . . . . . . . . . . . . . . . .              -      5,102,499
     Issuance costs related to preferred and common stock offerings . . . . . .     (1,846,099)       (55,798)
     Exercise of stock options. . . . . . . . . . . . . . . . . . . . . . . . .      1,682,492              -
     Treasury stock acquired. . . . . . . . . . . . . . . . . . . . . . . . . .              -     (1,900,000)
     Repayment of deferred compensation liability . . . . . . . . . . . . . . .       (166,667)             -
                                                                                 -------------   ------------
          Net cash provided by financing activities . . . . . . . . . . . . . .     94,408,723      7,982,421
                                                                                 -------------   ------------
Net increase (decrease) in cash and cash equivalents. . . . . . . . . . . . . .     57,951,591      5,575,216
Cash and cash equivalents at the beginning of period. . . . . . . . . . . . . .      5,518,117        713,246
                                                                                 -------------   ------------
Cash and cash equivalents at the end of period. . . . . . . . . . . . . . . . .  $  63,469,708   $  6,288,462
                                                                                 =============   ============
Supplemental disclosure of cash flow information:
     Cash paid during the year for: . . . . . . . . . . . . . . . . . . . . . .
          Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     511,585   $     17,999
          Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -         79,700
     Non-cash investing and financing activities:
          Capital leases. . . . . . . . . . . . . . . . . . . . . . . . . . . .     19,397,618         22,757
          Preferred stock dividends . . . . . . . . . . . . . . . . . . . . . .        339,726        120,548
          Preferred stock accretion . . . . . . . . . . . . . . . . . . . . . .        257,719         91,449
          Conversion of notes payable into common stock . . . . . . . . . . . .     10,000,000              -
          Conversion of redeemable preferred stock into common stock. . . . . .      6,238,096              -

                  The accompanying notes are an integral
                    part of these financial statements.

                                                                          6
                   NETWORK ACCESS SOLUTIONS CORPORATION
                       NOTES TO FINANCIAL STATEMENTS


1.   BUSINESS

     THE COMPANY

     Network Access Solutions Corporation (the "Company"), was originally incorporated in the Commonwealth of Virginia on December 19, 1994. On August 3, 1998, the Company reincorporated in the State of Delaware. Prior to the reincorporation, the Company had authorized 10,000 shares of common stock, of which 7,803 shares were issued and outstanding. As of August 3, 1998, the Company was recapitalized with authorized capital stock of 15,000,000 shares of common stock, $.001 par value per share and 10,000,000 shares of preferred stock, $.001 par value per share. On March 18, 1999, the Company increased the authorized common stock to 50,000,000 shares with a par value of $.001 per share. In conjunction with this reincorporation and recapitalization, the Company changed from a July 31 year-end to a calendar year-end. On March 18, 1999, the Company and its Board of Directors declared a two for one stock split, effected as a stock dividend, of its common stock. On May 7, 1999, the Company and its Board of Directors declared a 2.25 for one stock split, effected as a stock dividend, of its common stock. All share information has been retroactively adjusted for all periods presented to reflect the new capital structure and stock splits.

     The Company is a provider of data communications solutions to businesses through product sales, consulting services and network services, which includes high speed data transmission services using digital subscriber line ("DSL") technology. Through its CopperNet branded service, the Company offers its customers high speed connectivity using DSL technology. As a complement to the Company's CopperNet service, the Company also offers its customers a wide range of networking solutions, including network integration, network management, network security and professional services. In 1999, the Company began offering CopperNet in Boston, New York, Pittsburgh, Philadelphia, Wilmington, Baltimore, Washington, D.C., Richmond and Norfolk. The Company sells its services directly and indirectly to business customers. The Company sells its services to its existing customer base through a direct sales force. The Company also sells its services indirectly through its sales partners, including Internet service providers, long distance and local carriers and other networking services companies.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     UNAUDITED INTERIM FINANCIAL STATEMENTS

     The unaudited balance sheets as of September 30, 1999, the unaudited statements of operations for the three and nine months ended September 30, 1998 and 1999 and the unaudited statement of cash flows for the nine months ended September 30, 1998 and 1999 have been prepared in accordance with

                                                                          7
generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles, and it is suggested that these financial statements be read in conjunction with the financial statements and related notes included in the Company's registration statement on Form S-1 dated June 1, 1999. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of results that may be expected for the year ending December 31, 1999.

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


     The Company provides network services, including DSL-based services, under monthly and fixed rate service contracts. Revenue on monthly contracts is recognized when services are performed. Revenue on fixed rate service contracts is recognized as costs are incurred over the related contract period, which generally does not exceed one year. Payments received in advance of providing services are recorded as deferred revenue until the period in which such services are provided. Revenue related to installation and activation fees are recognized to the extent of direct costs incurred. Any excess installation and activation fees over direct costs are deferred and amortized over a one year service contract. Such revenue is not expected to significantly exceed the direct costs. In certain situations, the Company will waive non-recurring installation and activation fees in order to obtain a sale. The Company will expense the related direct costs as incurred.

     PROPERTY AND EQUIPMENT

     Property and equipment consists of network costs associated with the development and implementation of the DSL networks, office and computer equipment, and furniture and fixtures. The costs associated with the DSL network under development consist of collocation fees, equipment, equipment held under capital leases, and equipment installation. These assets are stated at cost. The Company leases certain of its equipment from third parties under capital lease agreements. The capital lease assets are stated at the lower of the present value of the net minimum lease payments or the fair value at the inception of the lease, and are depreciated over the shorter of the estimated useful life or the lease term. Depreciation of office and computer equipment and furniture and fixtures is computed using

                                                                          8
the straight-line method, generally over three to five years, based upon estimated useful lives, commencing when the assets are placed in service. The depreciation of the DSL network costs commences as individual network components are placed in service and is depreciated over two to five years. Expenditures for maintenance and repairs are expensed as incurred. When assets are retired or disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in operations for the period.

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

     SEGMENT REPORTING

     The Company has determined its reportable segments based on the Company's method of internal reporting, which disaggregates its business by product category. The Company's reportable segments are: product sales, consulting services and network services. The product sales segment provides sales of selected equipment from manufacturing partners. Engineers select product solutions based upon customized network designs to improve the customers' operations and network efficiencies. The consulting services segment provides nonrecurring service activation and installation, network integration, on site network management, network security consulting and professional services. In addition, the consulting services segment provides maintenance and installation of equipment, some of which may be provided through third party providers under contract. The network services segment provides local, metropolitan and wide area data communications services to customers. This segment also provides a wide variety of other services to customers, including remote network management and monitoring, network security, virtual private networks, electronic commerce and CopperNet, the Company's high speed continuously connected DSL access to

                                                                          9
telecommunications networks. The Company's business is conducted principally in the eastern United States. There are no foreign operations.

3.   INITIAL PUBLIC OFFERING

     In June 1999, the Company completed an initial public offering ("IPO") of 7,500,000 shares of common stock. Total proceeds to the Company were approximately $81,850,000, net of underwriting discounts and commissions of approximately $5,500,000 and offering costs of approximately $1,850,000. Concurrently with the IPO, $5,000,000 of the Company's Series A Mandatorily Redeemable Preferred Stock ("Preferred Stock") was converted into 416,667 shares of common stock at $12.00 per share, the public offering price, with the remaining shares of Preferred Stock and all accrued dividends cancelled without additional payment to the holders of those shares. Concurrently with the IPO, $10,000,000 of the Company's 8% convertible notes (see Note
7) was converted into 833,334 shares of common stock at $12.00 per share, the public offering price.

4.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                 AS OF          AS OF
                                             SEPTEMBER 30,  DECEMBER 31,
                                                 1999           1998
                                              ------------   ------------
                                              (Unaudited)

     Network placed in service. . . . . .    $  28,926,259  $           -
     Network development in process . . .       11,709,003      4,657,975
     Office and computer equipment. . . .        5,164,025        355,962
     Furniture and fixtures . . . . . . .          962,904        159,728
     Less accumulated depreciation. . . .       (2,640,318)      (142,872)
                                              ------------   ------------
     Property and equipment, net. . . . .    $  44,121,873  $   5,030,793
                                              ============   ============

     The Company's network includes equipment acquired under capital leases, purchased equipment, installation, and nonrecurring fees paid to obtain central office space for location of certain equipment. When a new portion of the Company's network has been completed and made available for use, it is transferred from network development in process to network placed in service. As of September 30, 1999 and December 31, 1998, the recorded cost of the network equipment under capital leases was $22,333,126 and $1,513,138, respectively. Accumulated amortization for this equipment under capital leases was $1,774,870 and $20,739 as of September 30, 1999 and December 31, 1998, respectively.

                                                                         10
5.   STOCK-BASED COMPENSATION

     On July 23, 1998, the Company adopted the 1998 Incentive Stock Plan (the "Plan"), under which incentive stock options, non-qualified stock options, stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards or any combination thereof may be granted to the Company's employees and certain other persons in accordance with the Plan. The Board of Directors, which administers the Plan, determines the number of options granted, the vesting period and the exercise price. The Board of Directors may terminate the Plan at any time. Options granted under the Plan are fully exercisable into restricted shares of the Company's common stock upon award and expire ten years after the date of grant. The restricted common stock generally vests over a three or four year period. Subsequent to exercise, unvested shares of restricted stock cannot be transferred while vested shares are subject to a right of first refusal by the Company to repurchase the shares at fair value. Upon voluntary termination, unvested shares of restricted stock can be repurchased by the Company at the lower of fair value or the exercise price. At December 31, 1998, 9,000,000 shares were reserved for issuance under the Plan. Effective March 18, 1999 and April 1, 1999, the Company increased the number of shares of common stock reserved for issuance under the Plan to 10,125,000 and 11,250,000, respectively.

     On April 1, 1999, the Company entered into a stock option agreement, which granted to a board member an option to purchase 250,000 shares of the Company's common stock at an exercise price of $6.67 per share. On June 3, 1999, the board member exercised the stock option by paying $1,667,500 to the Company. In addition, the agreement stipulated that the board member will be issued an additional option to purchase 407,500 shares of common stock at an exercise price of $3.00 per share. These options immediately vested upon the Company's IPO. As a result, the Company recognized $3,504,375 of compensation expense during the nine months ended September 30, 1999.

     As of September 30, 1999 and December 31, 1998, a total of 10,724,209 and 7,090,875, respectively, of stock options which were immediately exercisable as of those dates had been granted at exercise prices ranging from $.09 to $16.25 per share. Stock option activity was as follows:

                                                                        11

                                                                                    Weighted
                                                                       Range of      Average
                                                           Stock       Exercise     Exercise
                                                          Options       Prices        Price
                                                        ----------   ------------   ---------

     Options outstanding, December 31, 1998 . . . . .    7,090,875   $       0.09   $   0.09
     Options granted, January 1999. . . . . . . . . .      559,575   $       0.09   $   0.09
     Options granted, March 1999. . . . . . . . . . .    1,350,000   $       0.09   $   0.09
     Options granted, April 1999. . . . . . . . . . .      437,875   $ 0.09- 6.67   $   3.84
     Options granted, May 1999. . . . . . . . . . . .      479,900   $ 3.00- 6.00   $   5.78
     Options granted, June 1999 . . . . . . . . . . .      733,850   $ 3.00-13.94   $   4.55
     Options granted, July 1999 . . . . . . . . . . .      102,050   $ 6.00-16.25   $  10.60
     Options granted, August 1999 . . . . . . . . . .      395,050   $ 5.13-12.75   $   6.43
     Options granted, September 1999. . . . . . . . .       26,200   $13.00-13.75   $  13.61
     Options exercised. . . . . . . . . . . . . . . .     (356,276)  $ 0.09- 6.67   $   4.72
     Options cancelled. . . . . . . . . . . . . . . .      (94,890)  $ 0.09-16.25   $   2.71
                                                        ----------   ------------   ---------
     Options outstanding, September 30, 1999. . . . .   10,724,209   $ 0.09-16.25   $   1.05
                                                        ==========   ============  =========

     In certain instances, the Company has determined the fair value of the underlying common stock on the date of grant was in excess of the exercise price of the options. As a result, the Company recorded deferred compensation of $2,077,762 for the three months ended September 30, 1999 and $23,092,080 for the nine months ended September 30, 1999. This amount was recorded as a reduction to stockholders' equity (deficit) and is being amortized as a charge to operations over the vesting periods (three to four years) of the underlying restricted common stock. The Company recognized stock compensation expense related to these options of $1,431,114 for the three months ended September 30, 1999 and $6,699,302 for the nine months ended September 30, 1999. The Company did not record any deferred compensation or recognize any stock compensation expense for the nine months ended September 30, 1998.

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

                                             THREE MONTHS    NINE MONTHS
                                                 ENDED          ENDED
                                             SEPTEMBER 30,  SEPTEMBER 30,
                                                 1999           1999
                                              ------------   ------------
                                              (Unaudited)      (Unaudited)

Net loss as reported. . . . . . . . . . .    $ (11,569,793) $ (24,436,468)
Pro forma net loss. . . . . . . . . . . .      (11,725,461)   (25,336,863)
Net loss per share as reported, basic
  and diluted . . . . . . . . . . . . . .            (0.26)         (0.61)
Pro forma net loss per share, basic
  and diluted . . . . . . . . . . . . . .            (0.26)         (0.63)

     The weighted-average fair value of options granted during the three months ended September 30, 1999 and the nine months ended September 30, 1999 were approximately $7.54 and $7.43, respectively, based on the Black-Scholes option pricing model. Upon termination, unvested shares of restricted stock are repurchased by the Company at the lower of the exercise price or fair market value.

                                                                         12
     The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the nine months ended September 30, 1999: Dividend yield of 0%; expected volatility ranging from 0% to 60%; risk-free interest rates ranging from 5.21% to 6.25%; and expected term of 5 years.
     As of September 30, 1999, the weighted average remaining contractual life of the options is 9.1 years.

6.   SEGMENT INFORMATION

     In accordance with SFAS No. 131, the Company discloses certain segment information. The financial results of the Company's segments are presented on an accrual basis. The Company evaluates the performance of its segments and allocates resources to them based on gross profit. There are no intersegment revenues. The table below presents information about the reported gross profit (loss) of the Company's reportable segments for the three months ended September 30, 1999 and 1998 and the nine months ended September 30, 1999 and 1998. Asset information is not reported for the product sales and consulting services segments, as this data is not considered by the Company in making its decisions regarding operating matters.

                                                                 PRODUCT   CONSULTING     NETWORK   RECONCILING
                                                                  SALES     SERVICES     SERVICES      ITEMS        TOTAL
                                                               ----------  ----------   ----------  ----------   ----------
                                                                                        (unaudited)
                                                                                  (dollars in thousands)
As of and for the three months ended September 30, 1999:
Revenue . . . . . . . . . . . . . . . . . . . . . . . . . .    $    3,113  $      526   $      529  $        -   $    4,168
Gross profit (loss) . . . . . . . . . . . . . . . . . . . .    $      430  $      124   $     (830) $        -   $     (276)(1)
Property and equipment, net . . . . . . . . . . . . . . . .    $        -  $        -   $   38,571  $    5,551   $   44,122
As of and for the three months ended September 30, 1998:
Revenue . . . . . . . . . . . . . . . . . . . . . . . . . .    $    2,902  $      274   $       87  $        -   $    3,263
Gross profit. . . . . . . . . . . . . . . . . . . . . . . .    $      353  $      122   $       80  $        -   $      555 (1)
Property and equipment, net . . . . . . . . . . . . . . . .    $        -  $        -   $    1,311  $      198   $    1,509
As of and for the nine months ended September 30, 1999:
Revenue . . . . . . . . . . . . . . . . . . . . . . . . . .    $    9,981  $    1,893   $      814  $        -   $   12,688
Gross profit (loss) . . . . . . . . . . . . . . . . . . . .    $    1,275  $      715   $   (1,328) $        -   $      662 (1)
Property and equipment, net . . . . . . . . . . . . . . . .    $        -  $        -   $   38,571  $    5,551   $   44,122
As of and for the nine months ended September 30, 1998:
Revenue . . . . . . . . . . . . . . . . . . . . . . . . . .    $    7,394  $    1,053   $      210  $        -   $    8,657
Gross profit. . . . . . . . . . . . . . . . . . . . . . . .    $    1,040  $      455   $      195  $        -   $    1,690 (1)
Property and equipment, net . . . . . . . . . . . . . . . .    $        -  $        -   $    1,311  $      198   $    1,509


     Note 1: Adjustments that are made to the total of the segments' gross profit in order to arrive at income (loss) before income taxes are as follows:

                                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                                               ----------------------   ----------------------
                                                                  1999        1998         1999        1998
                                                               ----------  ----------   ----------  ----------
Gross profit (loss) . . . . . . . . . . . . . . . . . . . .    $     (276) $      555   $      662  $    1,690
Operating expenses: . . . . . . . . . . . . . . . . . . . .
  Selling, general and administrative . . . . . . . . . . .         8,809       1,357       16,726       2,404
  Amortization of deferred compensation . . . . . . . . . .         1,431           -        6,699           -
  Depreciation and amortization . . . . . . . . . . . . . .         1,612          48        2,497          60
                                                               ----------  ----------   ----------  ----------
Loss from operations. . . . . . . . . . . . . . . . . . . .       (12,128)       (850)     (25,260)       (774)
  Interest income . . . . . . . . . . . . . . . . . . . . .           936          57        1,301          57
  Interest expense. . . . . . . . . . . . . . . . . . . . .          (377)        (32)        (548)        (58)
                                                               ----------  ----------   ----------  ----------
Loss before income taxes. . . . . . . . . . . . . . . . . .    $  (11,569) $     (825)  $  (24,507) $     (775)
                                                               ==========  ==========   ==========  ==========

                                                                         13
7.   DEBT

     On March 31, 1999, the Company entered into a financing agreement whereby certain holders of its preferred stock agreed to invest an additional $10,000,000 in the Company. Under the agreement, the Company received $5,000,000 on April 1, 1999 and an additional $5,000,000 on May 11, 1999 by issuing 8% convertible notes. Concurrent with the IPO, these notes, including principal and interest, were converted into 833,334 shares of common stock.

     On May 4, 1999, the Company amended its financing agreements with Ascend Communications, Inc. ("Ascend"), increasing the Company's total available financing from this vendor from $40,000,000 to $100,000,000. The amendment increased the Company's line of credit available for leasing of equipment purchases from this vendor from $30,000,000 to $95,000,000. The amendment also reduced the line of credit available for working capital loans from $10,000,000 to $5,000,000 and relieved the Company's obligation to repay these loans upon the Company's IPO. As of September 30, 1999, the Company's total obligation under the agreement for leased equipment and for working capital loans was $10,217,169 and $2,973,095, respectively.

8.   COMMITMENTS

     On April 1, 1999, the Company entered into a lease for additional office space in Sterling, Virginia. The lease requires monthly payments of approximately $41,000 and total payments of $2,478,223 over the lease term of five years. On October 20, 1999, the Company entered into a lease for additional office space in New York, New York. The lease requires monthly payments of approximately $32,000 and total payments of $1,891,945 over the lease term of five years. On October 27, 1999 the Company entered into a lease for additional office space in Herndon, Virginia. The lease requires monthly payments of approximately $242,000, which payments begin, on a graduated basis, in March 2000, and total payments of approximately $29.0 million over the lease term of ten years.

                                                                         14
ITEM 2.   MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS

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

OVERVIEW

     In 1995, we began operations by selling data communications products made by others and providing consulting services for wide area networks. Shortly thereafter, we began offering a wide range of networking solutions for the data communications needs of businesses. We provide network integration services, where we design our customers' networks and sell and install related network equipment. We also manage our customers' networks, ensure the security of their networks and provide related professional services. From 1995 through 1998, our revenue was derived primarily from product sales and consulting services. We have primarily depended on AT&T and Zeneca for revenue. AT&T accounted for 35.2% and 50.4% of total revenue for the nine months ended September 30, 1999 and 1998, respectively, while Zeneca accounted for 10.0% and 9.6% of total revenue for the nine months ended September 30, 1999 and 1998, respectively. Zeneca is a CopperNet customer. To date, AT&T has not been a CopperNet customer.

     In 1996, we began to pursue deployment of a series of city-wide networks that enable DSL services. In February 1997, we began developing technical standards for delivery of DSL-based services within our target markets through a joint effort with Bell Atlantic. In April 1997, we entered into our first interconnection agreement with Bell Atlantic, which allowed us to use their copper telephone lines and to collocate our equipment in telephone company offices known as "central offices." Central offices serve as the central connection point for all copper telephone lines in a local area and form the basis for our network and the telephone company's network. We began CopperNet service trials in November 1997 and began commercially offering CopperNet in Philadelphia and Washington, D.C. in January 1999. We currently offer CopperNet in Boston, New York, Philadelphia, Pittsburgh, Wilmington, Baltimore, Washington, D.C., Richmond and Norfolk. As of September 30, 1999, we have completed collocating our equipment in 267 Bell Atlantic central offices and expect to raise that number to approximately 360 by the end of 1999.

     Since February 1997, we have invested increasing amounts in the development and deployment of CopperNet. We have funded the deployment of our CopperNet services through proceeds received from a preferred and

                                                                         15
common stock financing in August 1998, issuance of promissory notes which were converted into common stock during the three months ended June 30, 1999, capital lease financing and our initial public offering. We intend to substantially increase our operating expenses and capital expenditures in an effort to rapidly expand our equipment and human resource related infrastructure and DSL-based network services. We expect to incur substantial operating losses, net losses and negative cash flow during the build-out of our network and our initial penetration of each new market we enter. These losses are expected to continue for at least the next two to three years. Although in the short term we expect to derive the majority of our revenue from our product sales and related consulting services, we expect that over time revenue from network services, which includes our CopperNet services, will constitute the more significant portion of our total revenue. During the past several years, market prices for many telecommunications services have been declining, which is a trend we believe will likely continue. This decline will force us to continue to price our services competitively in relation to those of the traditional telephone companies and other competitors in our markets, which may affect our future revenue growth.

     As we develop our CopperNet services, our annual and quarterly operating results may fluctuate significantly due to delays in the deployment of our network. Because of the complexity of the process of building our network, we expect to experience delays of one form or another. Delays could result from the timing and availability on reasonable terms of Bell Atlantic copper telephone lines, collocation space, operations support and management of telephone line usage. Delays could also result from the timing and availability on reasonable terms of fiber optic and other transport facilities, equipment and services from our suppliers.

REVENUE

     Revenue consists of:

  o  Product sales.   We sell, install and configure selected equipment
     from our manufacturing partners. Our engineers select product solutions to improve our customers' operations and network efficiencies. Our engineers refer to a standard network design that they seek to customize to fit the needs of each customer.

  o  Consulting services.   We bill customers for nonrecurring service
     activation and installation charges. We also bill our customers for network integration, on site network management, network security and professional services based on time and materials for contracted services. In addition, we derive revenue from the maintenance and installation of equipment. Some of these services may be provided through third party providers under contract to us.

  o  Network services.   We charge monthly service fees for access to our
     CopperNet local, metropolitan and wide area networks. We also provide a wide variety of network services to customers, including remote network management and monitoring, network security, dedicated private connections to our network, Internet access, electronic commerce and other data applications. Some of these services are delivered to customers using resources from third party providers under contract to us.

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

     Network services.   Our network service costs generally comprise non-
employee-based charges such as:

  o  CopperNet service fees.   We pay a monthly service fee for each copper
     line and for each collocation arrangement, as well as usage fees for the support services we obtain from the traditional telephone companies we work with in order to serve our CopperNet customers. Sometimes, we must pay these companies to perform special work, such as preparing a telephone line to use DSL technology, when such work is required in order to serve a particular client.

  o  Other access costs and levied line expense.   We pay installation
     charges and monthly fees to competitive telecommunications companies or traditional telephone companies for other types of access, other than through our CopperNet network, which we provide to customers as part of our network services.

  o  Backbone connectivity charges.   We incur charges for our fiber optic
     network, or backbone, within a metropolitan area, typically from a competitive telecommunications company or a traditional telephone company, and for the backbone interconnecting our networks in different metropolitan areas from a long distance carrier. We pay these carriers a one-time installation and activation fee and a monthly service fee for these leased network connections.

  o  Network operations expenses.   We incur various recurring costs at our
     network operations center. These costs include data connections, engineering supplies and certain utility costs.

  o  Equipment operating lease expenses.   In the future, we may decide to
     enter into operating leases for some or all of the equipment we use in our network, including the DSL equipment we use in the traditional telephone company's central office locations and equipment installed on the customer's premises. Currently, we generally use capital leases to finance the acquisition of substantially all of this equipment, which we depreciate over a range of two to five years.

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

  o  Sales and marketing expenses.   We distribute our products and
     services through direct and indirect sales efforts, agents and telemarketing. Our direct sales and marketing efforts focus on attracting and retaining small, medium and large business customers in our target markets. We enter into partnerships with other sales partners, including Internet service providers, local and long distance carriers and other networking services companies. These expenses have increased, and will continue to increase, as we develop our CopperNet services.

  o  General and administrative expenses.   As we expand our network, we
     expect the number of employees located in specific markets to grow. Certain functions, such as customer service, network operations, finance, billing and administrative services, are likely to remain centralized in order to achieve economies of scale. We pay licensing fees for standard systems to support our business processes, such as billing systems.

  AMORTIZATION OF DEFERRED COMPENSATION ON STOCK OPTIONS

     We had outstanding stock options to purchase a total of 7,090,875 shares as of December 31, 1998 and 10,724,209 shares as of September 30, 1999, at weighted average exercise prices of $0.09 and $0.98 per share, respectively. At September 30, 1999, all of these options were exercisable into restricted shares of our common stock which generally vest over a three to four year period. In certain instances, we determined the fair value of the underlying common stock on the date of grant was in excess of the exercise price of the options. As a result, we recorded deferred compensation of $23.1 million for the nine months ended September 30, 1999. We recorded this amount as a reduction to stockholders' equity which will be amortized as a charge to operations over the vesting periods.

                                                                         18
For the nine months ended September 30, 1999, we recognized $6.7 million of stock compensation expense related to these options. No deferred compensation was recorded for the comparable period in 1998 because there were no stock options issued during this period.

     On April 1, 1999, we entered into a stock option agreement, which granted to one of our directors an option to purchase 250,000 shares of our common stock at an exercise price of $6.67 per share. On June 3, 1999, this director exercised this option. In addition the agreement stipulated that this director will be issued an additional option to purchase 407,500 shares of common stock at an exercise price of $3.00 per share. These options immediately vested upon our initial public offering. As a result we recognized approximately $3.5 million of compensation expense during the nine months ended September 30, 1999.

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

                                                                         19
RESULTS OF OPERATIONS

     The following table presents our results of operations data and the components of net income (loss) in dollars and as a percentage of our revenue. (See Note 6, Segment Information included in Item 1. Financial Statements for additional financial information about industry segments.)

                                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                                               ----------------------   ----------------------
                                                                  1999        1998         1999        1998
                                                               ----------  ----------   ----------  ----------
                                                                                (unaudited)
                                                                           (dollars in thousands)
Revenue:
  Product sales . . . . . . . . . . . . . . . . . . . . . .    $    3,113  $    2,902   $    9,981  $    7,394
  Consulting services . . . . . . . . . . . . . . . . . . .           526         274        1,893       1,053
  Network services. . . . . . . . . . . . . . . . . . . . .           529          87          814         210
                                                               ----------  ----------   ----------  ----------
     Total revenue. . . . . . . . . . . . . . . . . . . . .         4,168       3,263       12,688       8,657
                                                               ----------  ----------   ----------  ----------
Cost of revenue:
  Product sales . . . . . . . . . . . . . . . . . . . . . .         2,683       2,549        8,706       6,354
  Consulting services . . . . . . . . . . . . . . . . . . .           402         152        1,178         598
  Network services. . . . . . . . . . . . . . . . . . . . .         1,359           7        2,142          15
                                                               ----------  ----------   ----------  ----------
     Total cost of revenue. . . . . . . . . . . . . . . . .         4,444       2,708       12,026       6,967
                                                               ----------  ----------   ----------  ----------
Gross profit (loss) . . . . . . . . . . . . . . . . . . . .          (276)        555          662       1,690
                                                               ----------  ----------   ----------  ----------
Operating expenses:
  Selling, general and administrative . . . . . . . . . . .         8,809       1,357       16,726       2,404
  Amortization of deferred compensation on stock options. .         1,431           -        6,699           -
  Depreciation and amortization . . . . . . . . . . . . . .         1,612          48        2,497          60
                                                               ----------  ----------   ----------  ----------
     Total operating expenses . . . . . . . . . . . . . . .        11,852       1,405       25,922       2,464
                                                               ----------  ----------   ----------  ----------
  Loss from operations. . . . . . . . . . . . . . . . . . .       (12,128)       (850)     (25,260)       (774)
  Interest income (expense), net. . . . . . . . . . . . . .           559          25          753          (1)
  Provision (benefit) for income taxes. . . . . . . . . . .             1         (47)         (71)        (28)
                                                               ----------  ----------   ----------  ----------
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . .    $  (11,570) $     (778)  $  (24,436) $     (747)
                                                               ==========  ==========   ==========  ==========

                                                                         20

                                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                                               ----------------------   ----------------------
                                                                  1999        1998         1999        1998
                                                               ----------  ----------   ----------  ----------
                                                                                (unaudited)
                                                                           (percent of revenue)
Revenue:
  Product sales . . . . . . . . . . . . . . . . . . . . . .       74.7%       88.9%        78.7%       85.4%
  Consulting services . . . . . . . . . . . . . . . . . . .       12.6         8.4         14.9        12.2
  Network services. . . . . . . . . . . . . . . . . . . . .       12.7         2.7          6.4         2.4
                                                               ----------  ----------   ----------  ----------
     Total revenue. . . . . . . . . . . . . . . . . . . . .      100.0%      100.0%       100.0%      100.0%
                                                               ----------  ----------   ----------  ----------
Cost of revenue:
  Product sales . . . . . . . . . . . . . . . . . . . . . .       64.4        78.1         68.6        73.4
  Consulting services . . . . . . . . . . . . . . . . . . .        9.7         4.7          9.3         6.9
  Network services. . . . . . . . . . . . . . . . . . . . .       32.6         0.2         16.9         0.2
                                                               ----------  ----------   ----------  ----------
     Total cost of revenue. . . . . . . . . . . . . . . . .      106.7        83.0         94.8        80.5
                                                               ----------  ----------   ----------  ----------
Gross profit (loss) . . . . . . . . . . . . . . . . . . . .       (6.7)       17.0          5.2        19.5
                                                               ----------  ----------   ----------  ----------
Operating expenses:
  Selling, general and administrative . . . . . . . . . . .      211.3        41.5        131.8        27.8
  Amortization of deferred compensation on stock options. .       34.3         -           52.8         -
  Depreciation and amortization . . . . . . . . . . . . . .       38.7         1.5         19.7         0.7
                                                               ----------  ----------   ----------  ----------
     Total operating expenses . . . . . . . . . . . . . . .      284.3        43.0        204.3        28.5
                                                               ----------  ----------   ----------  ----------
Loss from operations. . . . . . . . . . . . . . . . . . . .     (291.0)      (26.0)      (199.1)       (9.0)
Interest income (expense), net. . . . . . . . . . . . . . .       13.5         0.8          6.0         -
Provision (benefit) for income taxes. . . . . . . . . . . .        0.1        (1.4)        (0.5)       (0.4)
                                                               ----------  ----------   ----------  ----------
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . .     (277.6)%     (23.8)%     (192.6)%      (8.6)%
                                                               ==========  ==========   ==========  ==========

THREE MONTHS ENDED SEPTEMBER 30, 1999
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     Revenue.   We recognized $4.2 million in revenue for the three months ended September 30, 1999, as compared to $3.3 million for the three months ended September 30, 1998, an increase of $905,000, or 27.4%. This increase was primarily attributable to a $442,000 increase in network services revenue arising from both the introduction of broader network service offerings in late 1998 and a related increase in sales and marketing efforts in 1999. The remaining increase was due to an increase in consulting services of $252,000 and an increase in product sales of $211,000.

     Cost of Revenue. Cost of revenue was $4.4 million for the three months ended September 30, 1999, as compared to $2.7 million for the three months ended September 30, 1998, an increase of $1.7 million, or 63.0%. The increase was primarily attributable to an increase in cost of network services of $1.4 million. These costs will continue to increase as we develop and operate our CopperNet and other networking services.

     Gross Profit (Loss). Gross loss was $(276,000) for the three months ended September 30, 1999, as compared to gross profit of $555,000 for the three months ended September 30, 1998. This was primarily a result of increased network services costs of $1.4 million related to the continued expansion of our network. As a result of this expansion of our network, expenses have exceeded our revenue realized from our customer base.

                                                                         21
     Selling, general and administrative expenses. Selling, general and administrative expenses were $8.8 million and 211.3% of revenue for the three months ended September 30, 1999, as compared to $1.4 million and 41.5% of revenue for the three months ended September 30, 1998. This increase was primarily due to increased staffing and other expenses incurred to develop and operate our CopperNet network and other networking solutions.

     Amortization of deferred compensation on stock options. Amortization of deferred compensation was $1.4 million and 34.3% of revenue for the three months ended September 30, 1999. We had no amortization of deferred compensation for the three months ended September 30, 1998. This increase in amortization of deferred compensation expense is due to the addition of new employees. The unamortized balance of $19.9 million at September 30, 1999 will be amortized over the remaining vesting period of each stock option grant.

     Depreciation and amortization expense. Depreciation and amortization expense was $1.6 million and 38.7% of revenue for the three months ended September 30, 1999, as compared to $48,000 and 1.5% of revenue for the three months ended September 30, 1998. This increase was primarily due to investments in our CopperNet network, computer equipment and software, office furnishings and leasehold improvements.

     Loss from operations. Our loss from operations was $12.1 million for the three months ended September 30, 1999, as compared to a loss from operations of $850,000 for the three months ended September 30, 1998. This change was primarily due to increased staffing, amortization of deferred compensation and other operating expenses we incurred in support of our CopperNet network.

     Interest income (expense), net.   For the three months ended September
30, 1999, we recorded net interest income of $559,000, consisting of interest income of $936,000 which was primarily attributable to interest income earned from the net proceeds of our initial public offering of $81.8 million in June 1999, offset by $377,000 in interest expense, compared to $31,000 of interest expense for the three months ended September 30, 1998. The increase in interest expense is primarily due to interest on notes payable and capital leases which commenced during 1999.

     Provision (benefit) for income taxes. We had a provision for income taxes of $1,000 for the three months ended September 30, 1999, as compared to a benefit for income taxes of $47,000 for the three months ended September 30, 1998.

     Net loss. For the foregoing reasons, our net loss was $11.6 million for the three months ended September 30, 1999, as compared to $778,000 for the three months ended September 30, 1998.

                                                                         22
NINE MONTHS ENDED SEPTEMBER 30, 1999
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     Revenue.   We recognized $12.7 million in revenue for the nine months ended September 30, 1999, as compared to $8.7 million for the nine months ended September 30, 1998, an increase of $4.0 million, or 46.0%. This increase was attributable to a $2.6 million increase in product sales, primarily from one of our largest customers, AT&T. In addition, consulting services increased by $840,000 which was attributable to increases in maintenance and consulting contracts and network services revenue increased by $604,000 arising from the introduction of broader network service offerings in late 1998. We are uncertain whether the increase in revenue from AT&T will continue.

     Cost of revenue.   Cost of revenue was $12.0 million for the nine
months ended September 30, 1999, as compared to $7.0 million for the nine months ended September 30, 1998, an increase of $5.0 million, or 71.4%. The increase was attributable to growth in cost related to an increase in product sales of $2.4 million and a growth in cost of network services of $2.1 million attributable to expenses incurred to continue to develop and operate our CopperNet and other networking services. These were accompanied by a growth in cost related to additional consulting services of $580,000.

     Gross profit.   Gross profit was $662,000 and 5.2% of revenue for the
nine months ended September 30, 1999, as compared to $1.7 million and 19.5% of revenue for the nine months ended September 30, 1998. Gross profit as a percentage of revenue decreased primarily as a result of increased network services costs related to the continued expansion of our network. As a result of this expansion of our network, expenses have exceeded our revenue realized from our customer base.

     Selling, general and administrative expenses.   Selling, general and
administrative expenses were $16.7 million and 131.8% of revenue for the nine months ended September 30, 1999, as compared to $2.4 million and 27.8% of revenue for the nine months ended September 30, 1998, an increase of $14.3 million, or 596%. This increase as a percentage of revenue was primarily due to increased staffing and other expenses incurred to develop and operate our CopperNet network and other networking solutions.

     Amortization of deferred compensation on stock options. Amortization of deferred compensation was $6.7 million for the nine months ended September 30, 1999. We had no amortization of deferred compensation for the nine months ended September 30, 1998. This increase in amortization of deferred compensation expense is due to the addition of new employees. The unamortized balance of $19.9 million at September 30, 1999 will be amortized over the remaining vesting period of each stock option grant.

     Depreciation and amortization expense.   Depreciation and amortization
expense was $2.5 million and 19.7% of revenue for the nine months ended September 30, 1999, as compared to $60,000 and less than 0.7% of revenue for the nine months ended September 30, 1998. This increase was primarily

                                                                         23
due to investments in our CopperNet network, computer equipment and software, office furnishings and leasehold improvements.

     Loss from operations.   Our loss from operations was $25.3 million for
the nine months ended September 30, 1999, as compared to $774,000 for the nine months ended September 30, 1998. The increased loss for the nine months ended September 30, 1999 was primarily due to increased staffing, amortization of deferred compensation and other operating expenses we incurred in support of our CopperNet network.

     Interest income (expense), net.   For the nine months ended September
30, 1999, we recorded net interest income of $753,000, consisting of interest income of $1.3 million which was primarily attributable to interest income earned from the net proceeds of our initial public offering of $81.8 million in June 1999, offset by $548,000 in interest expense, compared to $(58,000) of interest expense for the nine months ended September 30, 1998. The increase in interest expense is primarily due to interest on notes payable and capital leases which commenced during 1999.

     Benefit for income taxes.   We had a benefit for income taxes of
$71,000 for the nine months ended September 30, 1999, as compared to a benefit of $28,000 for the nine months ended September 30, 1998.

     Net loss.   For the foregoing reasons, our net loss was $24.4 million
for the nine months ended September 30, 1999, as compared to a net loss of $747,000 for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     While we do not require significant capital expenditures for our product sales and consulting services segments, the development and expansion of our CopperNet network does require significant capital expenditures. The principal capital expenditures which we expect to incur during our CopperNet rollout include the procurement, design and construction of our collocation spaces and the deployment of DSL-based equipment in Bell Atlantic central offices and connection sites. Capital expenditures were $5.0 million for 1998 and $40.9 million for the nine months ended September 30, 1999. At this time, we have no material purchase commitments. During the rest of 1999 and for future periods, we expect our capital expenditures to increase substantially primarily due to continued collocation construction and due to the purchase of telecommunications equipment for expansion of our network. Our capital expenditures will depend in part upon obtaining adequate volume commitments or demand from our CopperNet customers. Based on our present plans, we anticipate capital expenditures during the balance of 1999 to range from $15.0 million to $30.0 million for the expansion of our network to approximately 360 central offices. The rollout of 360 central offices will allow us to provide DSL services throughout our initial target markets at capacity levels anticipated by our business plan. We will continue to expand our CopperNet related capital expenditures and our number of central offices as necessary to provide additional CopperNet service capacity. Based on our present plans we anticipate capital expenditures by the end of the year 2000 of

                                                                         24
between $40.0 million and $50.0 million, for the expansion of our network to approximately 500 central offices.

     The net proceeds from our initial public offering were approximately $81.8 million. As of September 30, 1999, we have used approximately $18.3 million of these net proceeds. Of this amount, approximately $12.4 million was used to finance capital expenditures for central office installation and collocation fees, and approximately $3.6 million was used to finance operating losses. We expect to use approximately $17.6 million of the remaining net proceeds to finance additional capital expenditures for central office installation and collocation fees. We expect that the remaining portion of our capital expenditures, including DSL equipment, will be financed using capital leases. We expect to use the remaining net proceeds from our initial public offering to finance operating losses that we expect to incur as we expand our customer base and network, to make payments under lease commitments and for general corporate purposes.

     Net cash used in operating activities was approximately $15.0 million and $1.0 million for the nine months ended September 30, 1999 and September 30, 1998, respectively. The net cash used in operations for the nine months ended September 30, 1999 was primarily the result of operating losses of $24.4 million attributable to the expansion of our network and the development of our CopperNet services, but also the result of an increase in accounts receivable and other current assets. These were offset by increases in non-cash expenses for amortization of deferred compensation of $6.7 million and depreciation of $2.5 million accompanied by increases in accounts payable and accrued liabilities. The net cash used for operations during the nine months ended September 30, 1998, was primarily the result of an increase in accounts receivable, but also the result of operating losses. These were partially offset by a increase in accounts payable. The net cash used in investing activities was $21.5 million and $1.4 million for the nine months ended September 30, 1999 and September 30, 1998, respectively. The net cash used for the nine months ended September 30, 1999, was primarily due to the deployment of equipment for our CopperNet services of $16.7 million accompanied by purchases of property and equipment of $4.8 million. The net cash used for the nine months ended September 30, 1998, was primarily due to the deployment of equipment for our CopperNet services of $1.3 million. Net cash provided by financing activities was $94.4 million for the nine months ended September 30, 1999. This was primarily the result of proceeds from our initial public offering of $83.7 million partially offset by issuance costs paid of $1.8 million, proceeds from the issuance of notes payable of $12.0 million and proceeds from exercise of stock options of $1.7 million. These were partially offset by principal payments on our capital leases of $934,000. Notes payable of $10.0 million were converted into common stock upon our initial public offering. Net cash provided by financing activities was $8.0 million for the nine months ended September 30, 1998. This was the net result of our preferred and common stock financing and the repurchase of common stock from existing shareholders.

     Ascend has provided us with a $95.0 million capital lease facility to fund acquisitions of certain Ascend equipment, under which $10.4 million was outstanding as of September 30, 1999. The terms of our capital leases range from three to six years. These leases require monthly lease payments and have an implicit interest rate of 9.5%. Ascend has the right to withdraw or suspend further advances to us if our interconnection

                                                                         25
agreements with Bell Atlantic are not renewed or are terminated, or if certain key employees terminate their employment with us without competent replacement in the reasonable commercial judgement of Ascend. In addition, we have an arrangement with Paradyne to lease up to $4.0 million of equipment, subject to vendor approval. Under the terms of the Paradyne master lease agreement, payments are due monthly for a lease period of 48 months, with a one dollar purchase option at lease expiration. The rental payments for each and every lease schedule under this master equipment lease is calculated and fixed at an interest rate of two hundred basis points above the prime interest rate as published in The Wall Street Journal on the first business day of the calendar quarter in which the lessor receives a request from the lessee to prepare a new lease schedule. As of September 30, 1999 approximately $2.7 million was outstanding under the Paradyne master lease agreement.

     Ascend has also provided a $5.0 million line of credit for working capital loans, under which approximately $3.0 million was outstanding as of September 30, 1999. We can draw on the $5.0 million line of credit in $1.0 million increments up to a maximum of $5.0 million. We are required to make interest only payments at an annual rate of 8.25% on the amounts advanced for the first nine months from the date of the advance. For the next 33 months, we are required to make principal and interest payments in accordance with a 60 month amortization schedule using an interest rate of 8.25% for the first 18 months and a rate equal to the prevailing high yield bond index for the next 15 months. The remaining unpaid interest is due 42 months after the related advance. This facility is subject to the same right to withdraw and suspend further advances to us as noted above with respect to the capital lease facility.

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

     Our capital requirements may vary based upon the timing and success of our CopperNet rollout, as a result of regulatory, technological and competitive developments or if:

                                                                         26
       o demand for our services or cash flow from operations is more or less than expected;

       o our development plans or projections change or prove to be inaccurate;

       o  we engage in any acquisitions; or

       o we accelerate deployment of our network or otherwise alter the schedule or targets of our CopperNet rollout plan

     Equity or debt financing may not be available to us on favorable terms or at all.

IMPACT OF THE YEAR 2000 ISSUE

     Our Year 2000 plan applies to two areas: internal information technology systems and compliance by external providers. We have completed our Year 2000 compliance testing for all of our internal information technology systems and believe that these systems are Year 2000 compliant. (As used herein, "Year 2000 compliant" or "Year 2000 compliance" means that the referenced information technology hardware and/or software systems are able to correctly interpret and manipulate dates up to and through the year 2000, without interruption as the result of the change to this date.) Because our systems were implemented within the last two years, we do not anticipate significant Year 2000 issues to arise with our internal information technology systems, although we cannot be certain that all such systems are completely Year 2000 compliant. There have been few Year 2000 changes required to our existing information technology systems. However, because our systems will be interconnected with the systems of various third parties, including those of traditional telephone companies, and other service providers, any disruption of operations in the systems of these third parties could also have adverse impact on our systems.

     In the provision of our DSL and other services, we use third party equipment and software and interact with traditional telephone companies that have equipment and software that may not be Year 2000 compliant. We have completed a compliance check of our significant third party service and product providers. Based on responses from these third parties, we believe that they will not experience Year 2000 problems that would materially adversely affect our business. However, we do not have any way to verify information that our customers and other vendors have provided. To the extent that Bell Atlantic or other third parties experience Year 2000 problems, our network and services could be adversely affected. Furthermore, the purchasing patterns of our customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available for our services. Any of these developments could have a material and adverse effect on our business, prospects, operating results and financial condition.

                                                                         27
     Our aggregate historical and future costs for Year 2000 analysis, planning and remediation have not been material and we do not expect them to be material in the future. However, we cannot assure you that these costs will not be greater than we currently expect. If these costs increase significantly, our business, prospects, operating results and financial condition could be adversely affected. We have not yet completed a contingency plan to address the most reasonably likely worst case Year 2000 scenario. We expect to complete our planning for Year 2000 issues, including our most reasonably likely worst case year 2000 contingency plans, by mid-December 1999.

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

FORWARD-LOOKING STATEMENTS

     The statements contained in this report that are not historical facts are "forward-looking statements" (as such term is defined in Section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934), which can be identified by the use of forward-looking terminology such as "estimate," "project," "anticipate," "expect," "intend," "believe," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements address, among other things:

  o  our CopperNet deployment plans and strategies;

  o  development and management of our business;

  o  our ability to attract, retain and motivate qualified personnel;

  o  our ability to attract and retain customers;

  o  the extent of acceptance of our services;

  o  the market opportunity and trends in the markets for our services;

  o  our ability to upgrade our technologies;

  o  prices of telecommunication services;

  o  the nature of regulatory requirements that apply to us;

  o our ability to obtain and maintain any required governmental authorizations;

  o  our future capital expenditures and needs;

  o our ability to obtain and maintain financing on commercially reasonable terms;

  o  our ability to implement a Year 2000 readiness program; and

  o  the extent and nature of competition.

     We have based these forward-looking statements on our current expectations and projections about future events. However, our actual results could differ materially from those anticipated in these forward-looking statements as a result of risks facing us, or faulty assumptions on our part. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to:

  o our ability to successfully market new and existing services to current and new customers;

  o our ability to generate customer demand for our services in our target markets;

  o  market pricing for our services and for competing services;

  o  the extent of increasing competition;

  o  our ability to acquire funds to expand our network;

  o  the ability of our equipment and service suppliers to meet our needs;

  o  trends in regulatory, legislative and judicial developments; and

  o  our ability to manage growth of our operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of September 30, 1999 we had not entered into any financial instruments that expose us to material market risk.

                                                                         29
                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     RECENT SALES OF UNREGISTERED SECURITIES

     None

     REPORT OF OFFERING OF SECURITIES AND USE OF PROCEEDS THEREFROM

     In June 1999, we commenced and completed a firm commitment underwritten initial public offering of 7,500,000 shares of our common stock. The shares were registered with the Securities and Exchange Commission pursuant to a registration statement on Form S-1 (No. 333-74679), which was declared effective on June 3, 1999. After deducting underwriting discounts and commissions of $5.5 million and expenses of $1.8 million, we received net proceeds of $81.8 million. As of September 30, 1999, we have used approximately $18.3 million of these net proceeds. Of this amount, approximately $12.4 million was used to finance capital expenditures for central office installation and collocation fees, and approximately $3.6 million was used to finance operating losses.

     As of September 30, 1999, we had invested the net proceeds from our initial public offering in short- and long-term investments in order to meet anticipated cash needs for future working capital. We invested our available cash principally in high-quality corporate issuers and in debt instruments of the U.S. Government and its agencies. This use of proceeds from the offering reflects an increase in offering expenses of approximately $850,000, but otherwise does not represent a material change in the use of proceeds described in the registration statement. None of the net proceeds of the offering were paid directly or indirectly to any of our directors or officers, or their associates, or persons owning 10 percent or more of any class of our equity securities.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.   OTHER INFORMATION

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS:

     3.1*      Amended and Restated Certificate of Incorporation of the
               Company

     3.2*      Amended and Restated By-Laws of the Company

     4.1* Specimen stock certificate for shares of Common Stock of the Company

     10.1*^ Master Equipment Lease Agreement dated November 17, 1998, by and between the Company and Paradyne Credit Corporation

     10.2*^ Purchase and Sale Agreement dated as of October 16, 1998, by and between the Company and Ascend Communications, Inc., as amended

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

     10.7* Deed of Lease dated April 8, 1999, by and between the Company and TransDulles Center, Inc.

     10.8* Employment Agreement dated as of August 16, 1998, by and between the Company and Jonathan P. Aust

     10.9* Employment Agreement dated as of July 13, 1998, by and between the Company and Christopher J. Melnick

     10.10* Employment Agreement dated as of July 13, 1998, by and between the Company and Scott G. Yancey, Jr.

                                                                         31
     10.11* Employment Agreement dated as of August 18, 1998, by and between the Company and James A. Aust

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

     10.24* Convertible Note dated March 31, 1999, by and between the Company and Spectrum Equity Investors II, L.P.

     10.25* Convertible Note dated March 31, 1999, by and between the Company and FBR Technology Venture Partners L.P.

                                                                         32
     10.26* Nonqualified Stock Option Grant Agreement dated April 1, 1999, by and between the Company and Dennis R. Patrick

     10.27* Letter Agreement Dated May 6, 1999, by and between the Company and SBC Communications, Inc.

     10.28* Letter Agreement dated May 7, 1999, by and between the Company and Telefonos de Mexico, S.A. de C.V.

     10.29* Letter Agreement dated May 10, 1999, by and between the Company and DSL Solutions Inc. d/b/a DSL Networks

     27        Financial Data Schedule.

----------

* Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 333-74679).

^ Information has been omitted from this exhibit pursuant to a request for confidential treatment filed with the Securities and Exchange
  Commission.


     (b)  REPORTS ON FORM 8-K:

          None

                                                                         33
                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 NETWORK ACCESS SOLUTIONS CORPORATION



                                 By:   /s/ SCOTT G. YANCEY, JR.
                                     -----------------------------------
                                 Name:   Scott G. Yancey, Jr.
                                 Title:  Chief Financial Officer
                                         (Principal Accounting and
                                          Financial Officer)

Dated:  November 12, 1999

                             INDEX TO EXHIBITS
===========================================================================
 EXHIBIT  |
 NUMBER   | DESCRIPTION
---------------------------------------------------------------------------
   27     | Financial Data Schedule
===========================================================================