Form 10-K
period 1999-12-31
NETWORK ACCESS SOLUTIONS CORP
filed 2000-03-27
CIK 1081665

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

                               ----------------

               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999       Commission File No. 000-25945

                     NETWORK ACCESS SOLUTIONS CORPORATION
            (Exact name of registrant as specified in its charter)

               Delaware                              54-1738938
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)             Identification Number)

                 100 Carpenter Drive, Sterling, Virginia 20164
         (Address, including zip code, of principal executive offices)

      Registrant's telephone number, including area code: (703) 742-7700

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $0.001 par value
                               (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X]  NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on March 15, 2000, as reported on The Nasdaq Stock Market, was $405,964,845.

  The number of shares outstanding of the registrant's Common Stock on March 15, 2000, was 46,760,750.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     PART I

Item 1. Business.

  We are a major provider of broadband network solutions to business customers. We provide our data communications services using digital subscriber line, or DSL, technology and generally market those services directly through our own sales force. DSL technology allows our customers to access their corporate networks and the Internet through high-speed, "always on" connections over traditional copper telephone lines at speeds up to 7 megabits per second, substantially higher than common dial-up modems. We have branded our DSL service CopperNet, which we commercially launched in the northeast and mid-Atlantic regions of the United States in January 1999. We expect to commercially launch CopperNet in the southeastern and western regions of the United States in 2000.

  In seeking to solve the data communications needs of our business customers, we offer them network services, telecommunications products and equipment made by others and consulting services. Although nearly all of our revenue has historically been derived from our product sales and consulting services, we expect to continue to dedicate most of our financial and management resources to further developing our network services business. Through this business, which includes our CopperNet service offering, we provide MANs and WANs to our customers. We also manage and monitor our customers' networks. Through our product sales business, we sell telecommunications equipment that our customers use to build, maintain and secure their networks. Through our consulting services business, we design our customers' networks, install the related equipment and provide services to help them secure their networks.

  We currently offer our DSL-based networking solutions in the following nine northeast and mid-Atlantic cities and their surrounding markets: Baltimore, Boston, New York, Norfolk, Philadelphia, Pittsburgh, Richmond, Washington D.C. and Wilmington. On February 8, 2000, in connection with the announcement of a strategic summary operating agreement with SBC Telecom, Inc. and Telefonos de Mexico, S.A. de D.V. and a $150 million preferred stock investment by SBC Communications Inc. and Telmex Communications, LLC, we announced that we would be extending our network deployment into the southeastern and western regions of the United States. We refer to these SBC entities as SBC and these Telmex entities as Telmex. We, along with SBC and Telmex, have initially targeted deployment in the following 20 markets within these regions: Atlanta, Charlotte, Denver, Greensboro, Jacksonville, Louisville, Memphis, Miami, Minneapolis, Nashville, New Orleans, Orlando, Phoenix, Portland, Raleigh-Durham, Salt Lake City, Seattle, Tampa, Tucson and West Palm Beach. We intend to deploy our network in each of these markets in the second half of 2000.

  Since we began offering our DSL-based service we have made substantial progress in implementing our broadband network service platform. In April 1997, we entered into our first interconnection agreement with Bell Atlantic, which allowed us to use their copper telephone lines and to collocate our equipment in telephone company offices known as "central offices." Central offices serve as the central connection point for all copper telephone lines in a local area and form the basis for our network and a telephone company's network.

  As of December 31, 1999, we had installed our equipment in 362 central offices within our northeast and mid-Atlantic markets, and we expect to have installed our equipment in approximately 500 central offices by mid-2000, which will essentially complete our current plans for the roll-out of our network in these markets. We estimate that the central offices where we currently have installed our equipment serve approximately 85% of the business users in these areas. Upon the completion of our network deployment, we believe that the central offices where we have installed our equipment will serve approximately 95% of the business users in these areas. As of December 31, 1999, we had installed 2,910 lines in our northeast and mid-Atlantic regions.

  We expect to have installed our equipment in approximately 400 central offices in our new southeastern and western regions by the end of 2000 and in approximately 500 central offices by mid-2001. We have obtained competitive carrier certification in eight of the 17 southeastern and western states in which we expect to eventually offer services, and have applied for competitive carrier certification in the remaining nine states in which these markets are located. To date, we have signed interconnection agreements with BellSouth, U S WEST and GTE. Together, these three carriers serve as the traditional telephone companies in substantially all of our 20 target markets in the southeastern and western regions.

  We have designed our network to support our customers' changing data networking needs. Our network supports newer, evolving technologies designed to transmit both data and voice. Unlike traditional telecommunications networks, these newer technologies transmit data in small bundles, or packets, of information from multiple users over the same lines, and are referred to as packet-based technologies. These packet-based technologies generally allow for a more efficient use of a network. Our CopperNet service is compatible with Internet protocol, or IP, and packet-based communications systems such as asynchronous transfer mode, or ATM, and frame relay. This same architecture also supports the traditional technologies that carry most of today's voice telephone conversations. This network design allows us to offer businesses and their telecommuters cost-effective solutions for accessing the Internet, as well as other emerging applications and services of corporate networks, such as video and audio conferencing, application and Web hosting, multimedia and e-commerce. We create city-wide MANs and connect them to our private, leased, high-speed fiber optic network, or backbone. This network design enables us to provide our customers seamless connections to remote offices or employees in other locations, including other cities. Our network provides dedicated connections to our customers, enabling them to operate as if they were using their own private network. These virtual private networks, or VPNs, have capacity, speed, reliability and level of service designed to meet our customers' needs.

Industry Overview

  We believe that a substantial business opportunity exists because of the concurrence of several factors.

  Growing Demand for High-Speed Data Communications and Networking
Solutions. Many businesses and other organizations are finding it extremely expensive and time-consuming to manage the complex elements of their networks. Businesses are implementing internal networks using Internet technology, or intranets, and remote local area networks, or LANs, to enable employees to work from remote locations and from home, and to create private networks that connect corporate networks in multiple locations. Gartner Group estimates that the U.S. market for packet-based, VPN and Internet data services will grow from $3.4 billion in 1997 to $14.5 billion in 2003, a compounded annual growth rate of 34%. Business demand for Internet access, e-mail, video and audio services, web and application hosting and e-commerce is also increasing.

  This demand in turn drives the need for high-speed, high-capacity communications to support these applications. As businesses grow to take advantage of the extended power presented by their networks and the Internet, they will need extensive network management and security solutions designed to protect their internal data. International Data Corporation, or IDC, estimates that the U.S. market for network operations outsourcing services will more than double from $4.0 billion in 1997 to $9.1 billion in 2002, a compounded annual growth rate of 18%.

  High-speed data communications have become important to businesses in part due to the dramatic increase in Internet usage. According to IDC, the number of Internet users worldwide reached approximately 69 million in 1997 and is forecasted to grow to approximately 320 million by 2002. IDC also estimates that the value of goods and services sold worldwide through the Internet will increase from $12 billion in 1997 to over $400 billion in 2002. To remain competitive, businesses increasingly need high-speed connections to maintain complex Web sites, access critical business information and communicate more efficiently with employees, customers and business partners.

  Data communications is the fastest growing segment of the telecommunications industry. Gartner Group forecasts data traffic to grow over five times faster than voice traffic through 2002. Furthermore, Gartner Group projects an increase in the number of DSL lines in use from 3,000 in 1997, providing over $1.8 million in revenue, to over 7.1 million lines providing over $18 billion in revenue, in 2003, representing a 373% compounded annual growth rate in the number of lines and a 531% compounded annual growth rate in revenue.

  Increasing Network Congestion. The growing use of bandwidth-intensive applications is creating a number of challenges for the existing copper lines of the public telephone network, and for public data networks and private networks. These challenges affect the structure of the existing network and limit the ability of businesses to take full advantage of the benefits of new information technologies. Networks are becoming increasingly congested due to the rapid growth in data traffic and the imbalance in capacity between LANs and WANs.

  High-speed local access technologies such as DSL will be deployed to help solve the local access, or "last mile," bottleneck. The "last mile" is that part of the network that runs from an end-user's location to the first central office or nearest alternative service entry point into our network. Since the break-up of AT&T, substantially all data services have been configured with a local carrier, typically a regional Bell operating company like Bell Atlantic, providing the last mile local access, and a long distance carrier like AT&T, MCI WorldCom or Sprint providing the long distance portion. Although competition in the long distance market has evolved, stimulating technological development and causing price reductions, the local access markets have not similarly developed. As a result, the traditional local access market remains technologically behind the long distance market, with last mile access to major public networks like the Internet and data networks remaining either very slow or very expensive. In addition, expertise and networking solutions still will be needed to remedy bottlenecks, other than the last-mile bottlenecks that subsist throughout existing networks.

  Commercial Availability of Low-Cost DSL Technology. The full potential of Internet and remote LAN applications cannot be realized without removing the performance bottlenecks of the local telephone networks. DSL technology is designed to remove this performance bottleneck by increasing the data carrying capacity of copper telephone lines from the 56 kilobits per second speeds available with common dial-up modems and 128 kilobits per second speeds available on integrated services digital network, or ISDN, lines to DSL speeds of up to 7 megabits per second. Because DSL technology reuses existing copper telephone lines, DSL requires a lower initial fixed investment than that needed for existing alternative technologies, such as cable modems, fiber, wireless and satellite communications systems. As a result, after the build-out of a central office, subsequent investments in DSL technology for customers within the area served by that central office are directly related to the number of paying customers.

  Needs of Small- and Medium-Sized Businesses. A significant number of small- and medium-sized businesses have no practical alternative to low performance dial-up or ISDN lines and lack the financial resources to afford traditional high-cost alternatives, such as T-1 or T-3 lines. As a result, their employees suffer productivity limitations associated with slow transmission speeds. In addition, there is an increasing need by these businesses for integrated, value-added applications and services, such as web and application hosting or computer system back-up, that require an increasing amount of bandwidth capacity.

  Needs of Large Businesses to Improve Remote Worker Productivity. Many large companies are supporting increasing numbers of remote offices and workers as a means of dealing with transportation infrastructure constraints, skilled worker unavailability and other workplace issues. These companies face the challenge of finding a cost-effective way to make their remote workers as productive as those who have access to all of the high performance communications and networking resources available to workers located at corporate headquarters. A high-speed network solution that encompasses access to the corporate LAN, the corporate telephone system, the Internet, the corporate video conferencing system, customers, suppliers, and partners permits a substantial increase in remote office and worker productivity.

  Significant and Growing Demand for Network-Enabled Broadband Applications and Services. As applications become more advanced and necessary to conduct day-to-day business, we expect that the demand for broadband capacity will rise accordingly. Many companies lack the resources to develop, implement, manage and continually enhance their business' hosting and information technology applications needs. As a result, not only should the demand for bandwidth capacity rise, but there should be strong demand for outsourcing many of these applications so that companies are able to focus on their core competencies.

  Impact of the Telecommunications Act of 1996. The Telecommunications Act of 1996 (including its related regulations), which we refer to as the 1996 Telecom Act, allows competitive telecommunications companies like us to take advantage of traditional telephone companies' existing copper telephone line networks rather than constructing a competing infrastructure at significant cost. The 1996 Telecom Act requires traditional telephone companies:

  . to allow competitive telecommunications companies to lease copper lines on a line by line basis;

  . to permit competitive telecommunications companies to collocate their equipment, including DSL equipment, in traditional telephone companies' central offices, which enables competitive telecommunications companies to access end-users through existing telephone line connections;

  . to provide competitive telecommunications companies with the operations support services necessary for competitive telecommunications companies to compete; and

  . to permit competitive telecommunications companies to share access to and provide service over traditional telephone companies' existing copper telephone lines.

  The 1996 Telecom Act creates an incentive for some traditional telephone companies, including Bell Atlantic, to cooperate with competitive telecommunications companies because the incumbent carriers cannot provide long-distance service in the regions where they provide local exchange service until the FCC determines that the traditional telephone company has satisfied specific statutory criteria for opening its local markets to competition.

Our Solution

  We provide a full range of broadband network solutions to allow businesses to outsource their Internet access, data transport, and other telecommunications or data communications needs effectively. We market our services both directly to businesses through our sales force and indirectly through other service providers. Our network services include:

  . High-speed, Last Mile Connectivity. CopperNet is designed to solve the last mile challenge using DSL technology to convert standard copper telephone lines into high-speed data connections. Our network is capable of delivering data at speeds ranging incrementally from 128 kilobits per second to 2 megabits per second symmetrically, where data travels at the same speed to and from the customer, and up to 7 megabits per second asymmetrically, where data travels faster to the customer than from the customer. The highest CopperNet speeds allow our customers to transfer data at rates faster than standard high-speed data connections, like T-1 lines and frame relay circuits. We provide packet-based connections like other DSL providers, but because many of today's existing networks use channelized technology, we also provide channelized connections, which we believe no other major DSL provider currently offers. Thus, CopperNet addresses both older channelized network requirements, like traditional voice telephone networks, and the packet-based communications better suited for newer, more efficient technologies such as ATM and frame relay, both of which transmit data at high-speed and can accommodate multiple types of media, including voice, video and data. In addition to ATM and frame relay, CopperNet can also accommodate other technologies based on IP, which is the set of standards that enables Internet communications.

  . Adaptable Network Design. The design of our network supports today's bandwidth-intensive business requirements, such as corporate networks, VPNs, office-to-office connectivity, telecommuting solutions, collaborative computing of users in different areas, Internet/intranet access, traditional voice, video conferencing, multimedia, e-mail, video and audio transmission, web and application hosting and e-commerce. We have designed our network so that we can individually configure a customer's features and speeds from our network operations center, eliminating the need for customers to upgrade their hardware or for us to visit their premises in order to enhance or upgrade services.

  . Metropolitan Area Network Solutions. We recognize that businesses with city-wide locations, as well as remote users who telecommute, need to communicate and share confidential information. We have constructed data communications networks that cover an entire city-wide, or metropolitan, area. These MANs provide high-capacity, secure, direct connections between remote locations and provide cost effective private network solutions to our customers with the capacity, speed, reliability and level of service that they require.

  . Wide Area Network Solutions. Many organizations have offices and employees in multiple cities. By linking our MANs, we have constructed a data communications network that covers an entire region in our northeast and mid-Atlantic regions. This WAN provides high-capacity, secure and reliable connections between geographically dispersed locations. Because our WAN customers, like our MAN customers, are served end-to-end on our CopperNet infrastructure, we are able to deliver a wide area, private network to our customers with the capacity, speed, reliability and level of service that they require. With our newly announced network expansion and through the definitive operating agreements we expect to sign with SBC and Telmex, we expect to be able to offer a significantly expanded WAN solution, over either our own or our partners' networks, to our customers.

  . Network-Enabled Broadband Communications and Services. We believe that providing high-speed access and data communications solutions will only be part of the solution we provide to our customers. Because our emphasis is on building customer relationships through our direct sales force and working with them to provide the best communications solutions, we believe that we will be able to identify further customer needs and effectively market and sell new solutions to meet these needs. For example, we currently provide remote online control, monitoring and management of our customers' networks. In addition, we develop and implement sophisticated network security solutions to protect our customers' networks and vital data, including VPNs, encryption and access authentication, risk assessment and audits, design consulting, security testing through attempted breaches of security and analysis of and response to breaches of security. In the future, we intend to offer additional services that may include e-commerce, voice-over technology (including IP, frame relay and ATM), web and application hosting, video conferencing and server back-up services.

  . SBC and Telmex Products and Services. Upon completion of a definitive sales agreement with SBC and Telmex, we expect to be able to offer our customers various SBC and Telmex data and voice telecommunications services, which we expect to bundle with our other product offerings, providing integrated communications solutions to our customers.

Our Strategy

  Our goal is to be the premier provider of broadband network solutions in our traditional and future markets. To achieve our goal, and to take advantage of our market opportunity, we plan to implement a strategy consisting of the following principal elements:

  . Provide in-depth coverage in our traditional markets. Because DSL can only be provided to each individual end-user from the central office or alternative service entry point closest to that end-user, we must collocate our equipment in many central offices in order to provide a wide area of coverage of our markets. Thus, we have pursued a strategy of providing services in a substantial majority of the central offices in each of our target markets. Furthermore, our traditional focus on the northeast and mid-Atlantic regions has enabled us to deploy our network with speed and depth. We believe that our coverage within our traditional target markets is much deeper than that of other providers of DSL-based broadband access, enabling us to better serve our customers by providing them with access for substantially all of their end-users.

  . Expand our network coverage area. We have announced a significant expansion of our network coverage area, which we will begin building out in mid-2000. We expect to be able to initially deploy our network in all 20 southeastern and western markets in the second half of 2000. We believe that the skills, processes and certain other resources that we used to build out, provide service and obtain customers in our traditional nine markets are directly transferable to developing these additional 20 markets. We believe that by expanding our network coverage area, and through our planned relationships with SBC and Telmex, we will be able to offer our customers a seamless, integrated broadband communications solution throughout a significant portion of the United States.

  . Focus on small- and medium-sized business customers. We believe that many small- and medium-sized businesses currently do not have a cost-effective and integrated solution to their Internet access and data transport needs. Many small- and medium-sized businesses want to provide high-speed Internet access to their employees and connect multiple branch offices in the same city or multiple cities through MAN or WAN connections, but traditional data communications services are cost-prohibitive for these businesses. Because our CopperNet solution is more cost-effective than current solutions offered by traditional telephone companies, such as T-1 or ISDN connections, we intend to focus on this natural market for our services. In addition, we believe that our marketing approach enables us to provide these customers with a more effective and integrated solution to their data communications needs.

  . Focus on selected large enterprise customers. We believe that many large enterprise customers are unable to efficiently provide cost-effective high-speed access to their remote workers. Many large businesses have remote offices and workers that are not able to take advantage of the full array of communications and networking resources available to workers at the main office. Our extensive network coverage within our traditional markets allows us to provide service to most remote workers or office locations within those markets, and we expect to be able to provide a similar level of service in our southeastern and western markets by mid-2001. In addition, we believe that our planned expansion into an additional 20 markets and our planned relationships with SBC and Telmex will allow us to more effectively service large enterprise customers with employees in many geographic locations.

  . Enhance and expand our network to meet the broadest array of business requirements. Our network design and technology is designed to provide our customers with adaptable networking solutions that take advantage of many technologies. Our network supports a broad array of business requirements, such as corporate networks, VPNs, office-to-office connectivity, telecommuting solutions, collaborative computing of users in different areas, Internet/intranet access, video conferencing and multimedia, e-mail, video and audio transmission, web and application hosting and e-commerce. Our network provides solutions that can be adapted to meet the needs of our customers and integrate technological innovations as they are developed.

  . Expand network-enabled features and applications. We seek to have our network become a platform that facilitates the delivery of productivity-enhancing features and applications to businesses and their employees. We intend to either directly offer or jointly provide these services. We expect that our planned relationships with SBC and Telmex, along with Prodigy, an affiliate of both companies, will allow us to provide additional services, such as enhanced Internet services and local and long distance voice services, to our customers. One of our objectives in providing these enhanced features and applications is to strengthen customer loyalty and increase revenue per customer.

  . Provide superior customer care. We emphasize a comprehensive service solution for our customers by developing a complete project implementation plan for each installation and for the on-going maintenance of their service. This is to ensure that each customer receives the service for which it has contracted according to our service level agreements. We manage all aspects of our customers' connections to our network, including the design and installation of the end-user's connection, equipment configuration and network monitoring on a 24 hour a day, seven day a week basis. By providing our customers regular reports on the performance of their services, we are able to demonstrate to our customers our performance relative to our commitments and how customers may benefit by acquiring additional networking services from us.

  . Deliver our products and services through different types of marketing. We emphasize direct sales and marketing to small- and medium-sized businesses and to selected large enterprises. We also sell our services indirectly through our sales partners, including Internet service providers, or ISPs, long distance and local carriers and other networking service companies. Our sales force is supported by sales engineers who are trained, certified experts in all our vendor-partners' products and technologies, including Lucent Technologies, Inc. (through its acquisition of Ascend), Cisco Systems, Inc., and Paradyne Corporation. We intend to leverage our existing customer base through selling them additional products and services. Some of our sales partners include Verio, Inc., Intermedia Communications, Inc. and Comcast Telecommunications, Inc. In addition, we expect that our planned relationships with SBC and Telmex will offer us additional sales channels through which we expect to be able to distribute our products and services in both our traditional and future markets.

  . Capitalize on economics of DSL. DSL technology requires a lower initial fixed investment than that needed for existing alternative technologies because DSL uses existing copper telephone lines. Thus, we are able to offer businesses services comparable to traditional WAN technologies, like high-speed T-1 lines and frame relay circuits, at approximately 30% to 70% of the cost of such services. After we build out a central office, our subsequent investments in DSL technology for the customers within the area served by that central office are directly related to the number of paying customers, making a significant portion of our capital expenditures success-based.

  . Accelerate growth through strategic acquisitions or relationships. As part of our growth strategy, we intend to evaluate and consider opportunities to pursue strategic acquisitions, investments and relationships on an ongoing basis. We expect to focus our efforts on companies with complementary service capabilities, talented personnel with skills compatible with our business technologies that will permit us to enhance or expand our business and/or additional applications that will enable us to expand our network services. In addition, we may selectively acquire or partner with companies that permit us to increase our customer base.

  . Leverage our relationships with SBC and Telmex. We have executed a summary operating agreement, and we expect to enter into several definitive agreements, with SBC and Telmex that will govern our joint sales and marketing, network operations, systems integration and product development efforts. By closely aligning our network architecture and integrating our information systems with those of SBC and Telmex, we expect to create a national broadband network. This offers us a time-to-market advantage, as we anticipate that the combined networks will be deployed in more locations, with greater coverage, more quickly, and less expensively than if we were to build a nationwide network ourselves. We intend, working with SBC and Telmex, and possibly with other third parties, to provide DSL, certain other broadband services, and traditional voice services on a nationwide basis to business and residential customers. We intend to continue to market directly to our traditional customer base, but will also jointly market products and services with SBC and Telmex to both our traditional and non-traditional customers, such as Fortune 50 and residential customers. In addition, we believe that SBC could become a significant distribution channel for us as it fulfills its out-of-region strategy of offering data and communications services in additional markets.

Our Service and Product Offerings

Network Services

  CopperNet. In January 1999, we began commercially offering our CopperNet services. CopperNet uses DSL technology to provide high-speed continuously connected packet-based and channelized communications services. CopperNet connects business users to our MANs and WAN using ATM, frame relay and DSL technologies over traditional copper telephone lines. CopperNet customers are able to connect to our regional networks to obtain high-capacity, secure and reliable connections among geographically distant locations. Because our customers are served end-to-end on our CopperNet network, we are better able to deliver a true wide area VPN with the capacity, speed, reliability and level of service that they require.

  The chart below shows the service, speed, retail price (which includes equipment installed at the customer's location), range and performance of our CopperNet services, as of March 1, 2000:

                Speed    Speed                 Retail List
                  to      from    Retail List   Price for
                 End      End      Price for     Monthly
 Service(1)    User(2)  User(2)  Activation(3) Service(3)           Market/Usage
 ----------    -------  -------  ------------- -----------          ------------
Symmetrical:
CopperNet 128  128 Kbps 128 Kbps     $270         $129     Integrated services digital
                                                           network replacement for
                                                           telecommuters.
CopperNet 256  256 Kbps 256 Kbps     $270         $146     Small businesses with standard
                                                           e-mail and web usage.
CopperNet 384  384 Kbps 384 Kbps     $270         $162     Higher bandwidth solution for
                                                           small- to medium-sized
                                                           businesses running moderately
                                                           visited web sites.
CopperNet 512  512 Kbps 512 Kbps     $270         $185     Allows small- and medium-sized
                                                           businesses to meet most network
                                                           video and Internet needs.
CopperNet 768  768 Kbps 768 Kbps     $270         $217     Supports high bandwidth
                                                           intensive applications such as
                                                           e-commerce, video conferencing,
                                                           frame relay and voice over
                                                           frame relay.
CopperNet 1.0  1.0 Mbps 1.0 Mbps     $270         $239     Close to full T-1 for medium-
                                                           to-large sized businesses.
CopperNet 1.5  1.5 Mbps 1.5 Mbps     $270         $294     Standard for large
                                                           organizations that require
                                                           high-capacity connections.
                                                           Applications include the
                                                           ability to integrate voice,
                                                           data and Internet services over
                                                           a single connection.
CopperNet 2.0  2.0 Mbps 2.0 Mbps     $270         $348     Full motion video and
                                                           multimedia applications for
                                                           large businesses.
Asymmetrical:
CopperNet 1.5  1.5 Mbps 384 Kbps     $270         $239     High-speed web access, e-mail
                                                           and file distribution.
CopperNet 4.0  4.0 Mbps 1.0 Mbps     $270         $429     Very high-speed web access, e-
                                                           mail and file distribution.
CopperNet 7.0  7.0 Mbps 2.0 Mbps     $270         $729     Bandwidth and capacity
                                                           sufficient to meet most
                                                           asymmetrical data communication
                                                           requirements.

--------
(1) In each case, the range from the central office is 18,000 feet. However, through our symmetrical CopperNet 128 application, there is no limitation on range.
(2) "Kbps" means kilobits per second. "Mbps" means megabits per second.
(3) Represents price per line. Wholesale and volume discount prices are available for network service providers.

  CopperNet Frame. CopperNet Frame provides seamless access to LANs and WANs using ATM and DSL technologies to deliver a flexible suite of frame relay services. The benefit to CopperNet Frame customers is the low cost and simplicity of use when contrasted against T-1 and ISDN services provided by traditional telephone companies and long distance carriers.

  CopperNet Internet. CopperNet Internet is a suite of Internet services and connectivity options designed specifically for business applications. Our customers choose their DSL connectivity speed, ranging from 128 Kbps to 2 Mbps, and we provide the necessary hardware, register our customers' chosen domain name and configure and maintain our customers' e-mail service.

  VPN Service. Our VPN service is a fully managed offering for organizations with a remote or mobile workforce that needs reliable and secure access to the corporate network. We provide a full service VPN solution that includes necessary hardware, software and communications services for a single monthly fee.

  VPOP Service. Our virtual point of presence, or VPOP, service provides network service providers access to our entire CopperNet network. With VPOP, a network service provider can offer services throughout the entire CopperNet network without additional investment in network communications infrastructure. This service offers wholesale customers the opportunity to sell DSL circuits in cities outside of the local service area in which they physically connect to the CopperNet network. Wholesale and volume discount prices are available for network service providers.

  ROC Services. We offer remote online control, or ROC, services to meet our customers' outsourced network requirements. From our network operations center in Sterling, Virginia, we continuously monitor the integrity of our customers' MANs and WANs, evaluate their network utilization, implement problem resolution systems, provide network health and status monitoring and other customized management solutions. We proactively monitor the performance of our customers' network devices and perform trouble resolution to address network problems, often before our customers' end-users become aware of them.

  SOC Services. We offer secure online control, or SOC, services to meet our customers' outsourced network security requirements. We provide proactive network monitoring, intrusion detection and management of these network security solutions on a 24 hour a day, seven day a week basis. We provide a variety of security solutions including barriers, or firewalls, between internal corporate networks and external networks like the Internet, VPN service, encryption and access authentication solutions for customers looking for the highest level of security on any network on which data is transported.

  Value-Added Products and Services. We offer an array of network and broadband enabled applications and features that take advantage of DSL's high-speed connectivity. These applications extend the capabilities of small- and medium-sized businesses and provide them access to expanded markets, resources, and functionality.

  Network Management Services. We provide our customers the opportunity to outsource network management services that are difficult or costly for them to manage internally. For example, we provide a single point of contact for vendor management/coordination, including vendors for equipment on the customers' premises, long distance carriers and traditional telephone companies, a help desk for network administrators, monitoring and coordinated maintenance of network services, analysis of network performance and capacity planning and network monitoring.

  We provide a wide variety of network management solutions customizable to any network configuration in order to meet our customers' unique network management requirements. We believe our strategy of providing these services will allow us to address a larger market opportunity than that represented by CopperNet alone.

Consulting Services

  We provide professional consulting and network integration services to complement all of our network services. We also provide network design and integration, network management, staging, installation, maintenance and warranty services. Our consulting services include network security and professional services such as:

  . Risk assessments and audits. We work in conjunction with a customer's engineering staff to determine if a network's critical components work together, provide for overlapping network protection features and adequate firewall security at the perimeter of a network. We also determine whether an optimal defensive strategy exists and if it is adhered to. We assess the effectiveness of a customer's reporting and response mechanisms and determine vulnerabilities and other critical issues.

  . Network security architecture consulting. We provide expertise in designing, implementing, modifying and protecting data networks of all sizes.

  . Controlled security breaches. We will conduct organized security breaches with software tools and techniques designed to expose unauthorized information security breaches. These controlled penetrations are tailored to customer requirements. Following a security breach, our engineers will interpret the outcome and present results to both senior executives and lead engineers. We also take steps to ensure that knowledge gained from a controlled security breach is not lost during subsequent implementation and maintenance phases.

Product Sales

  As part of our overall data communications solutions, we sell data communications products, including the network components and security components that our customers require in order to build, maintain and secure their networks. We primarily provide equipment manufactured by Lucent, Cisco and Paradyne. We do not manufacture any of this equipment ourselves. Our engineers select product solutions to improve our customers' operations and network efficiencies, and then help install and configure the equipment in our customers' networks.

Customers

  As of December 31, 1999, we had more than 1,492 customers. AT&T accounted for 50.4% and 30.7%, and AstraZeneca PLC (formerly Zeneca Group PLC), accounted for 8.0% and 9.2%, of our revenue for the years ended December 31, 1998 and 1999, respectively.

  Network services, which includes our CopperNet service, represented 2.6% and 10.4% of our revenue for the years ended December 31, 1998 and 1999, respectively.

Sales and Marketing

  We emphasize direct sales and marketing to small- and medium-sized businesses and to selected large enterprises. We also sell our services indirectly through our sales partners, including ISPs, long distance and local carriers and other networking services companies, and, subject to entering into definitive agreements with SBC and Telmex, we expect to sell indirectly through SBC, Telmex and Prodigy.

  Direct Sales. We market our full complement of products and services, including our network services, consulting services and product sales, through a sales force of 133 people at December 31, 1999. Our direct sales force is supported by sales engineers who also seek to sell our consulting services and network services. Our sales representatives focus on selling CopperNet connectivity to small- and medium-sized businesses and our account executives focus on selling CopperNet connectivity and consulting services and network services to medium- and large-sized businesses. We target businesses that have at least one of the following requirements: Internet connectivity, remote LAN access, traditional voice and data applications or MAN or WAN frame relay.

We also generate lead referrals for our direct sales forces through telemarketing efforts. We intend to increase the size of our sales and technical support force to sell and support our services as we expand our business. By the end of 2000, we expect to have a sales force of approximately 400 people. We also seek to coordinate our direct sales and marketing efforts with our vendor partners, including Lucent, Cisco and Paradyne. Our direct sales process generally ranges from 30 to 60 days for small- and medium-sized businesses, which generally require simple connectivity and networking solutions. Larger businesses with more complex networking requirements often require customized solutions. The large business sales process may take up to six months and may involve:

  .  a significant technical evaluation;

  .  an initial trial rollout of our services; and

  .  a commitment of capital and other resources by the customer.

  Indirect Sales. We sell our full complement of products and services, including our network services, consulting services and products, through network service providers, including ISPs, long distance and local carriers and other networking services companies. These providers combine one or more of our services with their own Internet, frame relay and voice services and resell those bundled services to their existing and new customers. We address these markets through sales and marketing personnel dedicated to this channel. We intend to augment our CopperNet sales through partnerships with other service providers which offer complementary services and can offer CopperNet as part of a complete business solution. We also leverage our equipment vendors' partnerships as sources for sales opportunities by offering joint technology seminars, implementing marketing campaigns and sharing cross-selling opportunities.

  SBC and Telmex Sales. In connection with our recently announced summary operating agreement with SBC and Telmex, we expect to enter into definitive operating agreements with SBC and Telmex covering several areas of our operations, including sales and marketing. We intend to continue to market directly to our traditional customer base, but will also jointly market products and services with SBC and Telmex to both our traditional and non-traditional customers, such as Fortune 50 and residential customers. In addition, we believe that SBC could become a significant distribution channel for us as it fulfills its out-of-region strategy of offering data and communications services in additional markets.

Preferred Stock Issuance and SBC and Telmex Agreement

  On February 8, 2000, we announced strategic financing agreements with SBC and Telmex in which those companies agreed to purchase a total of $150 million, $75 million each, of our Series B preferred stock for $100 per share. On March 7, 2000, we issued 1,500,000 shares of our Series B preferred stock to SBC and Telmex. Our Series B preferred stock is non-voting and pays a 7.0% cumulative dividend, which can be satisfied with either additional stock or cash. Each share of Series B preferred stock is convertible at any time into 3.2258 shares of our common stock, or a total of 4,838,700 common shares.

  In conjunction with the financing agreements, we executed a summary operating agreement with both SBC and Telmex, and we intend to execute several definitive agreements with SBC and Telmex covering distinct operating areas in the first half of 2000. In connection with the financing agreements, we announced that we would be expanding our network into 20 additional markets in the southeastern and western regions of the United States. We will use the proceeds from the Series B preferred stock issuance to fund part of this expansion.

  Pursuant to the financing agreements, we granted to each of SBC and Telmex a right of first offer to purchase a percentage of any new securities we offer to sell to any third parties. That percentage is equal to the percentage ownership by each of SBC and Telmex in our common stock on a fully diluted basis prior to the sale of the stock subject to the right of first offer.

  In connection with the financing agreements, each of Jonathan P. Aust, our Chief Executive Officer, and Spectrum Equity Investors II, L.P., or Spectrum, granted each of SBC and Telmex a right of first offer to purchase any shares that either of the stockholders proposes to sell to any third party.

  The summary operating agreement is designed to align and integrate certain aspects of our, SBC's and Telmex's sales and marketing efforts, networks and operations, systems and new product development and collocation. We expect to execute definitive operating agreements which will further detail the scope and nature of the relationships among the parties in these various operational areas. The summary operating agreement is binding on the parties for one year. The summary operating agreement provides that the term of each definitive operating agreement will be five years from the date of execution, except that any of these agreements may be terminated by SBC or Telmex within specified periods if we are acquired by a third party or otherwise undergo a change in control.

Other Key Strategic and Commercial Relationships

  In addition to our relationships with SBC and Telmex, we have entered into, are continuing to explore, and expect to enter into additional strategic and commercial relationships. We believe that these relationships are valuable because they provide additional marketing and distribution, network resources, technology and geographic expansion opportunities. In some cases, these relationships involve capital investment, product development or targeted numbers of new lines or customers.

   Lucent. Since 1995 we have sold data communications products and equipment made by Ascend (which recently became a wholly owned subsidiary of Lucent). Ascend has provided us with a capital lease facility and a credit facility for working capital. In addition, we are continuing to explore opportunities to participate in product development and the distribution of products and services for their network of sales partners.

   Cisco. In November 1999, we were awarded Cisco Powered Network, or CPN, certification. The CPN certification represents our next step towards introducing an enhanced business-class Internet access service that includes Cisco routers as the customer premises equipment.

   Paradyne. Since 1995 we have sold data communications products and equipment made by Paradyne. In addition, we are continuing to explore opportunities to participate in product development and the distribution of products and services for their network of sales partners.

   Turnstone. In December 1999, we entered into an agreement with Turnstone to use their cross-connect hardware systems in our collocated central offices. The agreement calls for Turnstone to be our exclusive loop management vendor.

   Verio. In August 1999, we were named as Verio's preferred provider of DSL service in Richmond, Virginia.

   Intermedia. In August 1999, we entered into a reseller agreement to sell frame relay services out of region. This allows us to expand our frame relay service via a network-to-network interface, or NNI, which provides nationwide frame relay coverage.

   Comcast. In May 1999, we entered into a master service agreement with Comcast to provide their business customers with CopperNet services across our northeast service territory.

Customer Service

  Network service providers and communications managers at businesses typically have to assemble their digital communications networks using multiple vendors. This leads to additional work and cost for the customer as well as complex coordination issues. We work with each customer to develop project implementation plans. These plans include qualifying the customer for our service offerings, placing orders for connection facilities, coordinating the delivery of the connection, turn up and final installation. We emphasize a comprehensive service solution for our customers and provide our service according to a predetermined service level commitment with each customer. Our comprehensive solution includes:

  . Customer Line Installation. We work with each of our customers to establish all connection and configuration requirements to connect the customer's main location to our network. We order the copper telephone line for our customers, manage the installation process, test the copper telephone line once installed, assist our customers in configuring the equipment that terminates the copper telephone line, and monitor the copper telephone line from our network operations center.

  . End-User Line Installation. We order all end-user connections from the traditional telephone companies according to pre-determined technical line specifications. We manage the traditional telephone company's provisioning performance, test the installed line, and monitor the end-user line from our network operations center.

  . End-User Premises Wiring and Modem Configuration. We use both our own and contracted installation crews to install any required inside wiring at each end-user site. We rely on contracted crews to meet customers' demands at peak times. Our installation crews configure and install end-user equipment with information specific to each customer.

  . Network Monitoring. We monitor our network from our network operations center on a continuous end-to-end basis, which often enables us to correct potential network problems before service to a customer or end-user is affected. We also provide direct monitoring access of end-users to our network service providers and enterprise customers.

  . Customer Reporting. We communicate regularly with our customers about the status of their service. We provide web-based tools to allow individual network service providers and communications managers to monitor their end-users directly, to place orders for new end-users, to enter work orders on end-user lines and to communicate with us on an ongoing basis.

  . Customer Service and Technical Support. We provide service and technical support 24 hours a day, 7 days a week to all our customers. We serve as the sole contact for customers to whom we make direct sales. We also provide the second level of support for our indirect customers. We have developed and will continue to expand a database containing the questions we have addressed and the answers we have provided in response to past network issues. In this way, we are able to better respond to future customer questions.

  . Operating Support Systems. We have designed an integrated group of customized applications around our current and planned business processes. By customizing and integrating products from vendors such as Daleen Technologies, Inc. for billing, Eftia OSS Solutions Inc. for operating support systems and Hewlett-Packard Company for network management, we believe we have designed a system that will facilitate rapid service responsiveness and reduce the cost of customer support. Upon execution of definitive agreements with SBC and Telmex, we expect to upgrade our platform to provide integrated operating support systems.

Network Structure and Technology

   Overview. We operate a series of MANs connected by our private, leased, high-speed fiber optic backbone. Our network employs a structure designed to deliver superior end-to-end capabilities, high-speed "last mile" connections and efficient data traffic management. Our technologically advanced network design has positioned us to deliver the high level of data communications services, including Internet access, VPNs, video conferencing and a broad array of multimedia services, increasingly demanded by businesses. We have planned for growth by ensuring that our network is scalable, flexible and secure. We intend to make seamless connections between our network and systems and those of SBC and Telmex in order to provide our customers with integrated national connectivity.

  . Scalable. Our adaptable, hierarchical network structure allows us to provide both channelized and packet-based services reliably and incrementally, which enables us to match investment with demand. As new CopperNet end-users are added to our network, our Traffic Management group monitors network utilization, and installs more equipment and network transmission circuits as necessary so that reliable performance is maintained for all users as our network grows.

  . Flexible. From our network operations center, we constantly monitor our network, the network service providers' networks and our customers' connections, and also perform network diagnostics and equipment surveillance, and initialize our end-users' connections. Because our network is centrally managed, we can identify and dynamically enhance network quality, service and performance and address network problems promptly, often without our end-users' becoming aware of the repairs. This capability also allows us to control costs associated with on-site network configuration and repair.

  . Secure. With dedicated, direct access to our private network, our end-users and businesses generally experience fewer network security risks than users of common dial-up modems, ISDN lines or dedicated access to the Internet because there is less risk of unauthorized access. Our network is designed to ensure secure availability of all internal applications and information for all end-users, whether they are within the corporate headquarters or telecommuting from remote locations. Our network provides a direct connection between discrete locations, which reduces the possibility of unauthorized access and allows our customers to safely perform their required tasks.

  Components. Our components are integrated into networks across local, metropolitan and wide areas that combine speed and balanced capacity in a manner designed to deliver a high performance networking experience for our customers.

  . Customer Endpoint. We currently offer channelized and packet-based DSL connections in our network. We provide our customers with a DSL modem as part of our complete service offering, the cost of which is included in the list price of the service. We configure and install these modems with the end-user's computer and network equipment along with any required on-site wiring needed to connect the modem and the telephone line. Under FCC policies, a customer also is free to obtain compatible modems from sources other than us.

  . Copper Telephone Lines. We lease copper telephone lines, known as unbundled network elements, which run from our network access points in central offices to the customer endpoint under terms specified in telecommunications regulations and our interconnection agreements. We have worked closely with Bell Atlantic to define specifications that provide for the quality of the copper telephone lines we receive, thereby ensuring the transmission speed of end-user connections. We expect to have the same working relationship with BellSouth and U S WEST.

  . Central Office Collocation Spaces. Through FCC and state telecommunications regulatory policies as well as our interconnection agreements, we secure collocation space in central offices from which we desire to offer CopperNet. These collocation spaces are designed to offer the same high reliability and availability standards as the telephone companies' other central office spaces. At present, our collocation spaces are either physical, SCOPE or virtual. With physical collocation, we install and maintain our equipment in central offices and have complete access to the space. With SCOPE collocation, we install and maintain our equipment in central offices, but our access to the space is non-exclusive. With virtual collocation, the telephone company installs and maintains the equipment on our behalf, but we have no access to the space. Approximately 98% of our central office collocations are physical or SCOPE, and we expect over time to eliminate virtual collocation.

  . Metropolitan Area Backbone. Our metropolitan area backbone is a private, leased, high-speed, fiber optic network that connects our network access points in central offices, node sites, and selected customer locations. To date, we have leased fiber optic circuits capable of speeds of up to 45 megabits per second from Bell Atlantic, Level 3 Communications and other providers for metropolitan area backbone services. We continue to review alternative providers in an effort to reduce costs. We do not have long-term lease agreements for these fiber optic circuits.

  . Node Sites. A node site is a physical location where we connect businesses and network service providers with our central offices within a particular MAN. The node site houses our equipment to switch and interconnect customer traffic to central offices within a region or across our entire network. Our node sites are housed in a secured facility in each of the nine metropolitan areas in which our network currently operates.

  . Wide Area Backbone. Our wide area backbone is a private, leased, high-speed, fiber optic network that interconnects our node sites in various metropolitan areas. To date, we have leased fiber optic circuits capable of speeds of up to 155 megabits per second from Level 3 Communications, Virginia Electric and Power Company and other providers. We do not have long-term lease agreements for these fiber optic circuits. We intend to upgrade our wide area backbone to higher capacities as necessary to deliver the quality of service that our customers demand. We continue to evaluate alternative providers of capacity in order to reduce costs.

  . Network Operations Center. We manage our network from our network operations center located in our corporate headquarters in Sterling, Virginia. We provide end-to-end network management to our customers using advanced network management tools on a 24 hour a day, seven day a week basis. This enhances our ability to address performance or connectivity issues before they affect the end-user experience. From our network operations center, we can monitor our network, including the equipment and circuits in our MANs and central offices, and our customers' networks, including individual end-user lines and DSL modems. Assuming execution of definitive agreements with SBC and Telmex, we expect to be able to monitor our customers' connections to the networks of SBC and Telmex in addition to our own network.

Competition

  In each of our businesses, we face competition from many companies with significantly greater financial resources, well-established brand names and large, existing installed customer bases. We expect the level of competition to intensify in the future. Some of the competitive factors we face in each of our business segments include:

  .  reliability of service;

  .  diversity of product and service offerings;

  .  breadth of network coverage;

  .  price/performance;

  .  network security;

  .  infrastructure scaleability;

  .  ease of access and use;

  .  service bundling;

  .  sales relationships;

  .  customer support;

  .  strategic relationships; and

  .  operating experience.

  We believe that each potential customer presents a unique opportunity for competition and presents competitive challenges specific to that customer. The significance of the different competitive factors we face will vary with each customer depending on the needs of the particular customer and the particular competitor we face. For example, if we are competing for a customer against another provider of product sales and consulting services, we expect to compare favorably as to diversity of product and service offerings and operating experience, but perhaps less favorably as to brand recognition and financial resources. If we are competing for a customer against a traditional telephone company, we expect to compare favorably as to client support, transmission speed and price/performance, but perhaps less favorably as to operating experience, brand recognition and access to capital. If we are competing for a customer against another provider of DSL, we expect to compare favorably as to diversity of service offerings, sales relationships and operating experience, but perhaps less favorably as to the geographic breadth of network coverage. We expect to improve our competitive position relative to other DSL providers by expanding the geographic breadth of our network through opportunistic growth of our network and, in part, through strategic alliances like our new relationships with SBC and Telmex.

  We believe that our most direct competition for product sales and consulting services will come from Bell Atlantic's network integration services division and from other providers of network integration services like Tech Data Corporation. Historically, these companies have been our principal competitors.

  By focusing our business on broadband network solutions, we encounter a different set of competitors for our network services. We believe that our most direct competition for broadband network solutions will come from Bell Atlantic and other traditional telephone companies and carriers operating in our target markets. However, we also anticipate competition from service providers using other technologies.

  Bell Atlantic and Other Traditional Telephone Companies. Bell Atlantic and the other traditional telephone companies present in our target markets are conducting technical and/or market trials or have commenced commercial deployment of DSL-based services. We recognize that each traditional telephone company has the potential to quickly overcome many of the obstacles that we believe have delayed widespread deployment of DSL services by traditional telephone companies in the past. The traditional telephone companies currently represent and will in the future increasingly represent strong competition in all of our target markets. The traditional telephone companies have an established brand name, a large number of existing customers and a reputation for high quality in their service areas, possess sufficient capital to deploy DSL equipment rapidly, have their own copper lines and can bundle digital data services with their existing analog voice services to achieve economies of scale in serving customers. In the absence of strong oversight by the FCC and state telecommunications regulators, traditional telephone companies also have an economic incentive to benefit their own DSL retail operations by providing themselves with the copper telephone lines, collocation, support services and other essential DSL service inputs on more favorable terms than they provide these facilities and services to their DSL competitors, like us. These factors give the traditional telephone companies a potential competitive advantage compared with us. Accordingly, we may be unable to compete successfully against Bell Atlantic, BellSouth, U S WEST or the other traditional telephone companies, and any failure to do so would materially and adversely affect our business, operating results and financial condition.

  Other Major DSL Providers. Other competitive telecommunications companies plan to offer or have begun offering DSL-based access services in our targeted markets, and others are likely to do so in the future. Competitive telecommunications companies that provide DSL service include Covad Communications Group, Inc., Rhythms NetConnections, Inc. and NorthPoint Communications Group, Inc.

  Other Service Providers and Technologies. Many of our competitors are offering, or may soon offer, technologies and services that will compete with some or all of our high-speed DSL offerings. These technologies include T-1, ISDN, satellite, cable modems and analog modems and could be provided by the following:

  . Cable Modem Service Providers. Cable modem service providers, like MediaOne, Excite@Home, through its @Home service offering, and their cable partners, are offering or preparing to offer high-speed Internet access over fiber and cable networks to consumers. At Home, through its @Work service offering, has positioned itself to do the same for businesses. Where deployed, these networks provide local access services, in some cases at higher speeds than our CopperNet. They typically offer these services at lower prices than our services, in part by sharing the capacity available on their cable networks among multiple end users.

  . Traditional Long Distance Carriers. Many of the leading traditional long distance carriers, like AT&T, Sprint and MCI WorldCom, are expanding their capabilities to support high-speed, end-to-end networking services. Increasingly, their services include high-speed local access combined with MANs and WANs, and a full range of Internet services and applications. We expect them to offer combined data, voice and video services over these networks. These carriers have deployed large scale networks, have large numbers of existing business and residential customers and enjoy strong brand recognition, and, as a result, represent significant competition. For instance, they have extensive fiber networks in many metropolitan areas that primarily provide high-speed data and voice communications to large companies. They could deploy DSL services in combination with their current fiber networks. They also have interconnection agreements with many of the traditional telephone companies and have secured collocation spaces from which they could begin to offer competitive DSL services.

  . New Long Distance Carriers. New long distance carriers, such as Williams Communications, Qwest Communications International Inc. and Level 3 Communications, are building and managing high bandwidth, nationwide packet-based technology networks for the WAN. These same providers are acquiring or partnering with ISPs to offer services directly to business customers. These companies could extend their existing networks to include fiber optic networks within metropolitan areas and high-speed services using DSL technology, either alone, or in partnership with others.

  . Internet Service Providers. ISPs provide Internet access to business and residential customers. These companies generally provide Internet access over the traditional telephone company's networks at ISDN speeds or below. Some ISPs have begun offering DSL-based access using DSL services offered by the traditional telephone company or other DSL-based competitive telecommunications companies. Some Internet service providers such as Concentric Network Corporation, Earthlink, Inc., PSINet and Verio, Inc. have significant and even nationwide marketing presences and combine these with strategic or commercial alliances with DSL-based competitive telecommunications companies.

  . Wireless and Satellite Data Service Providers. Several new companies are emerging as wireless and satellite-based data service providers over a variety of frequency bands. Companies such as Teligent, Inc., Advanced Radio Telecom Corp. and WinStar Communications, Inc., hold point-to-point microwave licenses to provide fixed wireless services such as voice, data and videoconferencing. We also may face competition from satellite-based systems such as Motorola Satellite Systems, Inc., Hughes Space Communications, Globalstar Telecommunications Ltd. and others that are planning or are in the process of building global satellite networks that can be used to provide broadband voice and data services.

Relationship with Bell Atlantic and Other Traditional Telephone Companies

  Our relationship with Bell Atlantic is critical to our current business. We depend on Bell Atlantic for collocation facilities, copper telephone lines, support services and some of the fiber optic transport that we use for CopperNet in our traditional markets. Our interconnection agreements with Bell Atlantic govern much of this critical relationship. We have signed interconnection agreements with Bell Atlantic in each of the states covering our initial target markets. These agreements cover a number of aspects, including:

  .  the price and terms to lease access to Bell Atlantic's copper lines;

  . the special conditioning Bell Atlantic provides to enable the transmission of DSL signals on these lines;

  . the price and terms for collocation of our equipment in Bell Atlantic's central offices;

  .  the price and terms to access Bell Atlantic's transport facilities;

  . the terms to access conduits and other rights of way Bell Atlantic has constructed for its own network facilities;

  . the operational support systems and interfaces that we use to place orders and trouble reports and monitor Bell Atlantic's response to our requests;

  . the dispute resolution process we and Bell Atlantic use to resolve disagreements relating to the terms of the interconnection agreement; and

  . the term of the interconnection agreement, its transferability to successors, its liability limits and other general aspects of our relationship with Bell Atlantic.

  Our interconnection agreements with Bell Atlantic for Delaware, Maryland, New Jersey, Pennsylvania, Virginia and Washington, D.C. terminate upon 90 days written notice by either party. We are presently negotiating new agreements with Bell Atlantic for these areas. We expect the new agreements to have a two-year term. Although we expect to arrive at new agreements, there is no assurance that they will provide us with the same or more favorable terms. Our interconnection agreements with Bell Atlantic for Massachusetts and New York expire in January 2001. We plan to initiate negotiations with Bell Atlantic to renew these agreements within the next several weeks. If an agreement expires, our service arrangements will continue without interruption under:

  .  terms of a new agreement;

  .  terms imposed by a state commission;

  . tariff terms generally applicable to competitive carriers and other carriers; or

  . if none of these are available, on a month-to-month basis under the terms of the expired agreement.

   Additionally, the FCC, state telecommunications regulators and the courts have authority to interpret our interconnection agreements and to resolve disputes in the event of a disagreement between us and Bell Atlantic. There can be no assurance that these bodies will not interpret the terms or prices of our interconnection agreements in ways that could adversely affect our business, operating results and financial condition.

  As we expand into other regions that are served by traditional telephone companies other than Bell Atlantic, we will need interconnection agreements with those incumbent carriers. We have entered into an interconnection agreement with BellSouth with an initial term that expires December 1, 2000. This agreement has been approved by the state public utility commissions in Alabama, Florida, Georgia, Kentucky, Louisiana and South Carolina. We plan to submit the agreement for approval to state public utility commissions in North Carolina and Tennessee as well. More recently, we have entered into an interconnection agreement with U S WEST covering the States of Arizona, Colorado, Iowa, Minnesota, New Mexico, Oregon, Utah and Washington. Each of the agreements must be approved by the public utility commission of the state to which it applies. We also have interconnection agreements with GTE (covering the States of Alabama, Florida, Kentucky, North Carolina, Oregon, Pennsylvania, South Carolina, Virginia and Washington) and with Sprint Corporation (covering New Jersey). Similar to our relationship with Bell Atlantic, we expect that our relationship with BellSouth and U S WEST and the services they provide to us will become critical to our business.

  As we expand our existing SBC and Telmex relationships through negotiation and execution of the definitive operating and related agreements, these relationships could become critical to our business.

Government Regulation

  The following summary of regulatory developments and legislation describes material telecommunications regulations and legislation directly affecting our industry.

  The facilities and services that we obtain from Bell Atlantic and other traditional telephone companies in order to provide CopperNet are regulated extensively by the FCC and state telecommunications regulatory agencies. To a lesser extent, the FCC and state telecommunications regulators exercise direct regulatory control over the terms under which we provide CopperNet to the public. Municipalities also regulate limited aspects of our telecommunications business by imposing zoning requirements, permit or right-of-way procedures or fees, among other regulations. The FCC and state regulatory agencies generally have the authority to condition, modify, cancel, terminate or revoke operating authority for failure to comply with applicable laws, rules, regulations or policies. Fines or other penalties also may be imposed for such violations. We believe that we operate our business in compliance with applicable laws and regulations of the various jurisdictions in which we operate and that we possess the approvals necessary to conduct our current operations. However, we cannot assure you that regulators or third parties would not raise issues regarding our compliance or non-compliance with applicable laws and regulations.

  Federal Regulation. The 1996 Telecom Act substantially departs from prior legislation in the telecommunications industry by establishing competition as a national policy in all telecommunications markets. This legislation removes many state regulatory barriers to competition in telecommunications markets dominated by incumbent carriers and preempts, after notice and an opportunity to comment, laws restricting competition in those markets. Among other things, the 1996 Telecom Act also greatly expands the interconnection requirements applicable to traditional telephone companies. It requires the traditional telephone companies to:

  . provide collocation, which allows competitive telecommunications companies to install and maintain their own network termination equipment in telephone company central offices;

  . unbundle and provide access to components of their service networks to other providers of telecommunications services;

  . establish "wholesale" rates for the services they offer at retail to promote resale by competitive telecommunications companies; and

  . provide nondiscriminatory access to telephone poles, ducts, conduits and rights of way.

  Traditional telephone companies also are required by the 1996 Telecom Act to negotiate an interconnection agreement in good faith with carriers requesting any or all of the above arrangements. If a requesting carrier cannot reach an agreement within the prescribed time, either carrier may request binding arbitration by the state telecommunications regulatory agency.

  The FCC and state telecommunications regulators also are instructed by the 1996 Telecom Act to perform certain duties to implement the regulatory policy changes prescribed by the 1996 Telecom Act. The outcome of various ongoing proceedings to carry out these responsibilities, or judicial appeals of these proceedings, could materially affect our business, operating results and financial condition.

  In July 1997, the United States Court of Appeals for the Eighth Circuit overruled some of the rules initially adopted by the FCC to implement the 1996 Telecom Act, including rules:

  . providing the detailed standard that state telecommunication regulators must use in prescribing the price that traditional telephone companies charge for collocation and for the copper telephone lines and other network elements that competitive telecommunications companies must obtain from traditional telephone companies in order to provide service; and

  . giving competitive telecommunications companies the right to "pick-and-choose" interconnection provisions by requiring that a traditional telephone company enter into an interconnection agreement with the competitive telecommunications companies that combines provisions from a variety of interconnection agreements between that traditional telephone company and other competitive telecommunications companies.

  The FCC and others appealed this decision to the U.S. Supreme Court. In January 1999, the U.S. Supreme Court reversed much of the Eighth Circuit's decision, finding that the FCC has broad authority to interpret the 1996 Telecom Act and issue rules for its implementation, including authority to establish the methodology that state telecommunication regulators must use in setting the price that incumbent carriers charge competitive telecommunications companies for collocation, copper telephone lines and other network elements. The Supreme Court also reversed the Eighth Circuit's holding invalidating the FCC's "pick-and-choose" rule. However, the Supreme Court found that the FCC had violated the 1996 Telecom Act in defining the individual network elements incumbent carriers must make available to competitive telecommunications companies, and required the FCC to reconsider its delineation of these elements. It sent the matter back to the FCC with instructions to consider further the question of which parts of a traditional telephone company's network must be provided to competitors. The FCC released an order on November 5, 1999 that sought to follow the Supreme Court's instructions in delineating the particular network elements that traditional telephone companies must make available to competitors. The FCC's November decision reaffirms its earlier holding that traditional telephone companies must make available the particular inputs that we need in order to provide our CopperNet services (including, but not limited to, copper telephone lines, transmission facilities between local telephone company offices and various back-office support services). In addition, the FCC's November order requires, upon the request of competitive telecommunications companies like us, that traditional telephone companies provide competitive carriers with certain other inputs (such as "subloops" and in some cases packet switching) that may prove useful as we expand our CopperNet service, especially into more suburban areas.

  The Supreme Court's determination in its January 1999 order that the FCC rather than state telecommunications regulators has jurisdiction to determine pricing methodology also could be beneficial to us since the FCC has adopted a pricing standard that appears to be more beneficial to competitive telecommunications companies in some respects than the pricing standards that some state telecommunications regulators have employed. However, it remains unclear whether the particular pricing methodology prescribed by the FCC will go into effect because some parties have challenged the lawfulness of that methodology in the U.S. Court of Appeals for the Eighth Circuit, and that litigation is still pending.

  In an order released March 31, 1999, the FCC adopted new regulations that are designed to clarify the obligations of a traditional telephone company in providing space inside its offices to competitors like us so that they can access the telephone company's copper telephone lines and connect those lines to the competitor's electronic equipment located inside that telephone company office. Another rule adopted in that order is intended to help ensure that the customers of companies who provide services like CopperNet do not receive harmful interference from other users of the traditional telephone company network on which the service is provided. Several traditional telephone companies appealed the FCC order adopting these rules to the U.S. Court of Appeals for the District of Columbia Circuit, and on March 17, 2000, the Court vacated limited portions of the order on grounds that it contained certain definitions that are impermissibly broad. The Court remanded those aspects of the order to the FCC for further consideration. The FCC will be instituting proceedings to comply with the Court's mandate. The impact of the Court's decision on our company is unclear since we have no way to determine what action the FCC will take in response to the Court's mandate.

  An FCC order released on December 9, 1999 is designed to make it easier for companies like us to market high-speed data services like CopperNet to residential customers for accessing the Internet. Under this "line-sharing" order, traditional telephone companies are required to let a competitor use the same copper telephone line for providing the customer with data service that the telephone company uses for providing the same customer with local telephone service. At present, the traditional telephone companies provide residential customers with local phone service and high-speed Internet access service over a single phone line, but the traditional telephone companies require competitors like us to lease a separate phone line to provide high-speed Internet access to any residential customer when that customer obtains local phone service from the traditional local telephone company. The FCC's December 9, 1999 order requires that a traditional telephone company permit companies like us to provide high-speed Internet access service to a customer over the same line that the telephone company uses to provide local phone service to that customer. One goal of the order is to make it easier for companies like us to compete with the traditional local telephone companies in the residential high-speed Internet access market by permitting competitors to reduce significantly their costs to serve this market. However, it is not yet clear that the FCC's order will achieve its intended objective since the traditional local telephone companies have not yet put in place the policies and procedures necessary to implement the order. Moreover, some traditional telephone companies have appealed the order, and we have no way of determining whether the FCC's requirements will be affirmed.

  The FCC made another potentially favorable ruling for our industry in another recent case. That case involved the question of whether a telecommunications service like CopperNet that provides high-speed dedicated access to the Internet is an interstate service or an intrastate service. An interstate service must be provided subject to FCC regulatory controls, whereas an intrastate service must be provided subject to regulatory controls of the telecommunications regulatory agency of the state where the service is offered. In its decision, the FCC held that such services are jurisdictionally interstate and therefore must be provided on terms and conditions set by the FCC rather than state telecommunications regulators. This ruling is potentially advantageous to us because it reduces the number of telecommunications regulatory agencies that control the terms under which we provide CopperNet. It also is potentially advantageous because FCC regulatory controls in many respects are less burdensome than state regulatory controls. For example, the 1996 Telecom Act authorizes the FCC to forbear from regulating the terms under which carriers classified as "non-dominant" provide interstate telecommunications service. The FCC has exercised its forbearance authority by exempting non-dominant carriers like us from filing a tariff setting forth the terms under which they provide any interstate access service. Since we believe CopperNet is interstate special access, we provide the service to existing customers pursuant to contract rather than tariff.

  On May 8, 1997, in compliance with the requirements of the 1996 Telecom Act, the FCC released an order establishing a new federal universal service support fund, which provides subsidies to carriers that provide service to underserved individuals and customers in high-cost or low-income areas, and to companies that provide telecommunications services for schools and libraries and to rural health care providers. We are required to contribute to the universal service fund and are also required to contribute to state universal service funds. The new universal service rules are administered jointly by the FCC, the fund administrator, and state regulatory authorities, many of which are still in the process of establishing their administrative rules. We cannot determine the net revenue effect of these regulations at this time.

  On November 2, 1999, the FCC held that a statute requiring that traditional local telephone companies offer their retail services at a wholesale price to competitors like us does not apply when these telephone companies provide a discounted DSL service directed to ISPs. In that case, while competitors may purchase the traditional telephone companies' ISP-directed DSL offering on the same terms as the ISPs, the FCC ruled that competitors have no legal right to a wholesale discount off the price paid by ISPs. This ruling could adversely affect us if it gives ISPs an economic incentive to meet all of their DSL needs by subscribing to the traditional telephone companies' ISP-directed discounted DSL offerings rather than by subscribing to DSL services offered by competitors like us.

  In response to petitions by several traditional telephone companies requesting that the FCC substantially deregulate the retail price they charge for various types of telecommunications services, including high-speed data services like CopperNet, the FCC recently issued a decision that establishes a procedure by which traditional telephone companies may apply for certain pricing flexibility. We cannot yet determine the extent to which traditional telephone companies will use this procedure or the impact of any pricing flexibility that the FCC awards to any given company under this new procedure. The ultimate impact of the FCC's order also is uncertain because the order has been appealed to the U.S. Court of Appeals. If the FCC were to substantially eliminate price regulation of the high-speed data services that traditional telephone companies provide in competition with CopperNet, our business could be adversely affected.

  Late last December, the FCC approved Bell Atlantic's application for authority to provide long distance telephone service to customers in New York. The agency based its decision to grant this application on its finding that Bell Atlantic is providing services and facilities to competitors like us on terms that comply with the 1996 Telecom Act and the FCC's rules. The agency made this finding even though many Bell Atlantic competitors, including us, had urged the FCC to find that Bell Atlantic is not yet complying with these requirements. Although not certain, the FCC's finding that Bell Atlantic provides facilities and service to competitors in compliance with existing regulatory requirements could reduce Bell Atlantic's incentive to improve its provisioning of services and facilities to competitors.

  The FCC's December order approving Bell Atlantic's application to provide long distance telephone service in New York contains one feature that is designed to help ensure that Bell Atlantic provides competitors with facilities and services they need to provide advanced services like CopperNet on fair terms. More specifically, the order accepted Bell Atlantic's commitment to provide advanced services through an affiliate rather than through Bell Atlantic's New York telephone company and to provide advanced service competitors with facilities and services on the same terms that it provides such facilities and services to its advanced services affiliate. Even more recently, Bell Atlantic has told the FCC that, in return for FCC approval of Bell Atlantic's pending application for authority to merge with GTE, it would be willing to provide advanced services in all states through an advanced services affiliate subject to the same non-discriminatory treatment that it committed to as part of its application for authority to provide long distance telephone service in New York. It remains to be seen whether Bell Atlantic's provision of advanced services through an advanced services affiliate will help ensure that the Bell Atlantic telephone companies provide needed facilities and services to competitors on non-discriminatory terms.

  Apart from Bell Atlantic's voluntary offer to provide advanced services through an advanced services affiliate rather than through its telephone companies, the FCC has also proposed to permit all other traditional telephone companies to provide advanced services like CopperNet through separate affiliates on a deregulated basis. However, the agency has not yet implemented its proposal in this regard. Under the FCC's proposal, the affiliates would provide advanced services free of the requirements relating to interconnection, unbundling, resale and collocation imposed by the 1996 Telecom Act.

  In addition to regulatory policies set by the FCC, a variety of bills have been introduced in Congress that, if enacted, could affect competition in the advanced services market. Of most significance are several bills sponsored by key members of the House and Senate that would make it easier for the regional Bell operating companies to discriminate against their competitors in the advanced services market. It is unclear whether any of these bills will become law.

  State Regulation. While it is clear from the January 1999 Supreme Court decision that the FCC has broad authority to implement provisions in the 1996 Telecom Act that are intended to open all telecommunications markets to competition, state telecommunications regulators also have substantial authority in this area. For example, although the Supreme Court's decision validated the FCC's jurisdiction to prescribe the methodology traditional telephone companies must use in setting the price of copper telephone wires and other network elements, the FCC has exercised that jurisdiction by adopting a pricing standard and has given state regulators substantial authority to apply that standard in order to determine actual prices. Many states have set only temporary prices for some network elements that are critical to the provision of DSL services because they have not yet completed the regulatory proceedings necessary to determine permanent prices. Other states have begun proceedings to set new permanent prices based on more current data. The results of these proceedings will determine the price we pay for, and whether it is economically attractive for us to use, these network elements and services.

  The 1996 Telecom Act also gives state telecommunications regulators broad authority to approve or reject interconnection agreements that competitive telecommunications companies enter with traditional telephone companies and broad authority to resolve disputes that arise under these interconnection agreements. Under the 1996 Telecom Act, if we request, traditional telephone companies have a statutory duty to negotiate in good faith with us for agreements for interconnection and access to unbundled network elements. A separate agreement is signed for each of the states in which we operate. During these negotiations either the traditional telephone company or we may submit disputes to the state regulatory commissions for mediation and, after the expiration of the statutory negotiation period provided in the 1996 Telecom Act, we may submit outstanding disputes to the states for arbitration. The 1996 Telecom Act also allows state regulators to supplement FCC regulations as long as the state regulations are not inconsistent with FCC requirements.

  In addition, CopperNet may, as to some future customers, be classified as intrastate service subject to state regulation. All of the states in which we operate, or will operate, require some degree of state regulatory commission approval to provide certain intrastate services. We have obtained non-expiring state authorizations to provide intrastate services from the state regulatory agency in all states where we currently provide CopperNet service. We also have obtained non-expiring certificates to provide intrastate service in many of the states where we may provide CopperNet service in the future (Alabama, Colorado, Florida, Georgia, Iowa, Kentucky, South Carolina and Washington). Our applications for certificates to provide intrastate services are pending in several other states (Arizona, Connecticut, Louisiana, Minnesota, Nebraska, New Mexico, North Carolina, Oregon, Tennessee and Utah). In most states, intrastate tariffs are also required for various intrastate services, although non-dominant carriers like us are not typically subject to price or rate of return regulation for tariffed intrastate services. The statutes of three states where we provide CopperNet service--Delaware, New Jersey and New York--require that we obtain approval from the public utility commission in those states to issue new securities.

  It is possible that laws and regulations could be adopted that address other matters that affect our business. We are unable to predict what laws or regulations may be adopted in the future, to what extent existing laws and regulations may be found applicable to our business, or the impact such new or existing laws or regulations may have on our business. In addition, laws or regulations could be adopted in the future that may decrease the growth and expansion of the Internet's use, thereby decreasing demand for our services.

  Local Government Regulation. In certain instances, we may be required to obtain various permits and authorizations from municipalities in which we operate our own facilities. The extent to which such actions by local governments pose barriers to entry for competitive telecommunications companies that may be preempted by the FCC is the subject of litigation. Although our network consists primarily of unbundled network elements of the traditional telephone companies, in certain instances we may deploy our own facilities and therefore may need to obtain certain municipal permits or other authorizations. The actions of municipal governments in imposing conditions on the grant of permits or other authorizations or their failure to act in granting such permits or other authorizations could have a material adverse effect on our business, operating results and financial condition.

Intellectual Property

  We regard our products, services and technology as proprietary and attempt to protect them with copyrights, trademarks, trade secret laws, restrictions on disclosure and other methods. There can be no assurance these methods will be sufficient to protect our technology and intellectual property. We also generally enter into confidentiality agreements with our employees and consultants, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, or to develop similar technology independently. We own federal trademarks for the marks CuNet and COPPERNET for use with "communications services, namely, high-speed electronic data transmission services." We also have pending applications for the mark CU COPPERNET. We expect to seek registration of our copyrights in software and other intellectual property to the extent possible. There is no assurance that we will obtain any significant copyright protection for our systems that would protect our intellectual property from competition. Currently, we have not filed any patent applications. We intend to prepare applications and to seek patent protection for our systems and services to the extent possible. There is no assurance that we will obtain any patents or that any such patents would protect our intellectual property from competition that could seek to design around or invalidate such patents. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries, and the global nature of the Internet makes it virtually impossible to control the ultimate destination of our proprietary information. There can be no assurance that the steps we have taken will prevent misappropriation or infringement of our technology. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition. In addition, some of our information, including our competitive carrier status in individual states and our interconnection agreements, is a matter of public record and can be readily obtained by our competitors and potential competitors, possibly to our detriment.

Employees

  As of December 31, 1999, we employed 383 individuals in engineering, sales, marketing, customer support and related activities and general and administrative functions. None of these employees is represented by a labor union, and we consider our relations with our employees to be satisfactory. We are not a party to any collective bargaining agreement. Our ability to achieve our financial and operational objectives depends in large part upon the continued service of our senior management and key technical, sales, marketing and managerial personnel, and our continuing ability to attract and retain highly qualified technical, sales, marketing and managerial personnel. Competition for qualified personnel is intense, particularly in software development, network engineering and product management, and we may be unable to identify, attract and retain such personnel in the future.

Item 2. Properties.

  Our headquarters are in Sterling, Virginia in facilities consisting of approximately 15,000 square feet under a lease that will expire in August 2001 and approximately 62,000 square feet under a lease that will expire in 2004. In addition, we have established branch offices in Wilmington, Delaware; Columbia and Monkton, Maryland; Boston and Woburn, Massachusetts; East Brunswick and Morristown, New Jersey; New York and Uniondale, New York; Malvern and Pittsburgh, Pennsylvania; and Richmond and Virginia Beach, Virginia.

  On October 27, 1999, we executed a lease for approximately 113,000 square feet in Herndon, Virginia. We have begun to move our headquarters to this location, and we expect to complete the move in May 2000.

  We also lease collocation space in central offices from Bell Atlantic where we operate or plan to operate under the terms of our interconnection agreements with Bell Atlantic and regulations imposed by state telecommunications regulators and the FCC. While the terms of these leases are perpetual, the productive use of our collocation facilities is subject to the terms of our interconnection agreements that have initial terms that expire in 2000 and 2001. We will increase our collocation space as we expand our network.

Item 3. Legal Proceedings.

  We are not currently involved in any legal proceedings that we believe could have a material adverse effect on our business, financial position, results of operations or cash flows. We are, however, subject to state telecommunications regulators, FCC and court decisions as they relate to the interpretation and implementation of the 1996 Telecom Act, the Federal Communications Act of 1934, as amended, various state telecommuni-cations statutes and regulations, the interpretation of competitive telecommunications company interconnection agreements in general and our interconnection agreements in particular. In some cases, we may be deemed to be bound by the results of ongoing proceedings of these bodies or the legal outcomes of other contested interconnection agreements that are similar to our agreements. The results of any of these proceedings could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

  Inapplicable.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

  Stock Data. Our common stock trades on The Nasdaq Stock MarketSM under the symbol "NASC." As of March 15, 2000, there were 91 record holders and approximately 7,020 beneficial holders of our common stock. The following table sets forth, for the periods indicated, the high and low closing prices for our common stock:

                                               1999
                                           -------------
            Quarter                         High   Low
            -------                        ------ ------
            Second........................ $13.94 $ 8.63
            Third......................... $18.00 $10.00
            Fourth........................ $36.50 $12.25

  On March 23, 2000, the last reported sales price of our common stock on The Nasdaq Stock Market was $30.00.

  We have never paid cash dividends. It is our present policy to retain earnings to finance the growth and development of its business, and therefore we do not anticipate paying cash dividends on its common stock in the foreseeable future.

  Additional Investor Relations Information. All of our current required filings with the Securities and Exchange Commission, as well as press releases and other investor relations information, may be found at http://www.nas-corp.com on the Internet's world wide web. For those without Internet access, the same information may be obtained without charge by request to us addressed to: Investor Relations, Network Access Solutions Corporation, 100 Carpenter Drive, Suite 206, Sterling, VA 20164.

  Transfer Agent. Our transfer agent is American Stock Transfer & Trust Company, 40 Wall Street, New York, NY 10005, telephone (808) 937-5449.

  Annual Meeting. Our next Annual Meeting of Stockholders is scheduled to be held at 9:00 a.m. on Tuesday, June 6, 2000, at our new headquarters facility, located at Three Dulles Tech Center, 13650 Dulles Technology Drive, Herndon, Virginia.

  Use of Proceeds. In June 1999, we commenced and completed a firm commitment underwritten initial public offering of 7,500,000 shares of our common stock. The shares were registered with the Securities and Exchange Commission pursuant to a registration statement on Form S-1 (No. 333-74679), which was declared effective on June 3, 1999. After deducting underwriting discounts and commissions of $5.5 million and expenses of $1.8 million, we received net proceeds of $81.8 million.


  As of December 31, 1999, we have used approximately $37.3 million of these net proceeds. Of this amount, approximately $21.0 million was used to finance capital expenditures for central office installation and collocation fees, approximately $11.0 million was used to finance operating losses and approximately $4.1 million was used to finance capital expenditures for property and equipment. We have invested the remaining net proceeds from our initial public offering in short- and long-term investments in order to meet anticipated cash needs for future working capital. We invested our available cash principally in high-quality corporate issuers and in debt instruments of the U.S. Government and its agencies.

Item 6. Selected Financial and Other Data.

  We present below summary financial and other data for our company. The summary historical statement of operations and other data for each of the three years in the period ended December 31, 1999 have been derived from our audited financial statements that are included elsewhere in this Form 10-K. The statement of operations and other data for the year ended December 31, 1996 have been derived from audited financial statements that were included in our prior public filings. The summary balance sheet data as of December 31, 1998 and 1999 has been derived from our audited financial statements that are included elsewhere in this Form 10-K. The balance sheet data as of December 31, 1996 and 1997 has been derived from audited financial statements that were included in our prior public filings. PricewaterhouseCoopers LLP has audited the financial statements as of and for each of these years. The summary financial data as of and for the year ended December 31, 1995 have been derived from our unaudited financial statements that are not included in this Form 10-
K. The unaudited financial statements include, in the opinion of our management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the information set forth.

                                          Year ended December 31,
                               ------------------------------------------------
                                  1995      1996     1997     1998      1999
                               ----------- -------  ------  --------  ---------
                               (unaudited)
                                   (in thousands, except per share data)
Statement of Operations Data:
Revenue:
  Product sales..............    $1,891    $14,368  $8,150  $  9,900  $  13,025
  Consulting services........        36        114     791     1,428      2,593
  Network services...........       --         --        4       311      1,821
                                 ------    -------  ------  --------  ---------
    Total revenue............     1,927     14,482   8,945    11,639     17,439
                                 ------    -------  ------  --------  ---------
Cost of revenue:
  Product sales..............     1,475     11,975   7,180     8,639     11,334
  Consulting services........        15         91     231       761      1,693
  Network services...........       --         --        2        41      4,813
                                 ------    -------  ------  --------  ---------
    Total cost of revenue....     1,490     12,066   7,413     9,441     17,840
                                 ------    -------  ------  --------  ---------
Gross profit (loss)..........       437      2,416   1,532     2,198       (401)
                                 ------    -------  ------  --------  ---------
Operating expenses:
  Selling, general and
   administrative............       299      2,255   1,437     4,017     27,670
  Amortization of deferred
   compensation on
   stock options.............       --         --      --        219      8,165
  Depreciation and
   amortization..............         9          7      12       130      5,195
                                 ------    -------  ------  --------  ---------
    Total operating
     expenses................       308      2,262   1,449     4,366     41,030
                                 ------    -------  ------  --------  ---------
Income (loss) from
 operations..................       129        154      83    (2,168)   (41,431)
Interest income (expense),
 net.........................       --          (1)     (5)       64      1,072
                                 ------    -------  ------  --------  ---------
Income (loss) before income
 taxes.......................       129        153      78    (2,104)   (40,359)
Provision (benefit) for
 income taxes................        39         63      36       (28)       (71)
                                 ------    -------  ------  --------  ---------
Net income (loss)............        90         90      42    (2,076)   (40,288)
Preferred stock dividends and
 accretion...................       --         --      --        567        597
                                 ------    -------  ------  --------  ---------
Net income (loss) applicable
 to common stockholders .....    $   90    $    90  $   42  $ (2,643) $ (40,885)
                                 ======    =======  ======  ========  =========
Net income (loss) per common
 share applicable to common
 stockholders (basic and
 diluted)....................    $ 0.00    $  0.00  $ 0.00  $  (0.10) $   (0.99)
                                 ======    =======  ======  ========  =========
Weighted average common
 shares outstanding (basic
 and diluted)................    21,915     21,915  21,915    27,302     41,259
                                 ======    =======  ======  ========  =========

                                           Year ended December 31,
                                   ------------------------------------------
                                      1995     1996  1997    1998      1999
                                   ----------- ----  -----  -------  --------
                                   (unaudited)
                                               (in thousands)
Other Data:
EBITDA(1).........................    $138     $161  $  95  $(1,819) $(28,071)
Capital expenditures..............      18       30    122    5,021    55,262
Net cash provided by (used in)
 operating activities.............       3      (27)   805   (2,810)  (20,184)
Net cash used in investing
 activities.......................     (18)     (30)  (122)  (1,341)  (61,435)
Net cash provided by financing
 activities.......................      42       55      9    8,956    94,341

--------
(1) EBITDA consists of net income (loss) excluding net interest, taxes, depreciation and amortization (including amortization of deferred compensation). EBITDA is provided because it is a measure of financial performance commonly used in the telecommunications industry. We have presented EBITDA to enhance your understanding of our operating results. You should not construe it as an alternative to operating income as an indicator of our operating performance or as an alternative to cash flows from operating activities as a measure of liquidity determined in accordance with generally accepted accounting principles. We may calculate EBITDA differently than other companies. For further information, see our financial statements and related notes elsewhere in this Form 10-K.

                                                 As of December 31,
                                     ------------------------------------------
                                        1995      1996   1997   1998     1999
                                     ----------- ------ ------ ------- --------
                                     (unaudited)
                                                   (in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-
 term investments..................     $ 24     $   22 $  713 $ 5,518 $ 42,816
Property and equipment, net........        8         31    140   5,031   55,098
Total assets.......................      458      5,352  1,865  12,928  104,620
Total debt (including capital lease
 obligations)......................       30         84     93   2,513   23,814
Mandatorily redeemable preferred
 stock.............................      --         --     --    5,641      --
Total stockholders' equity (2) ....      118        208    250     932   68,009

--------
(2) Excludes 11,014,379 shares of our common stock issuable upon exercise of stock options outstanding on December 31, 1999.

Quarterly Results of Operations

  The following table presents our quarterly results of operations data and the components of net income (loss) for 1998 and 1999. In the opinion of management, this information has been prepared substantially on the same basis as the financial statements appearing elsewhere in this Form 10-K, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with our financial statements and related notes thereto appearing elsewhere in this Form 10-K. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

                          Mar. 31, June 30, Sept. 30, Dec. 31,  Mar. 31,  June 30,  Sept. 30,  Dec. 31,
                            1998     1998     1998      1998      1999      1999      1999       1999
                          -------- -------- --------- --------  --------  --------  ---------  --------
                                                  (in thousands, unaudited)
Revenue:
 Product sales..........   $2,194   $2,297   $2,902   $ 2,507   $ 3,955   $  2,913  $  3,113   $  3,044
 Consulting services....      317      462      274       375       702        665       526        700
 Network services.......       41       82       87       101       119        166       529      1,007
                           ------   ------   ------   -------   -------   --------  --------   --------
 Total revenue..........    2,552    2,841    3,263     2,983     4,776      3,744     4,168      4,751
                           ------   ------   ------   -------   -------   --------  --------   --------
Cost of revenue:
 Product sales..........    1,858    1,947    2,549     2,285     3,535      2,488     2,683      2,628
 Consulting services....      160      285      152       164       299        476       402        516
 Network services.......        1        7        7        26       171        612     1,359      2,671
                           ------   ------   ------   -------   -------   --------  --------   --------
 Total cost of revenue..    2,019    2,239    2,708     2,475     4,005      3,576     4,444      5,815
                           ------   ------   ------   -------   -------   --------  --------   --------
Gross profit (loss).....      533      602      555       508       771        168      (276)    (1,064)
Operating expenses:
 Selling, general and
  administrative........      538      509    1,357     1,613     2,533      5,385     8,809     10,943
 Amortization of
  deferred compensation
  on stock options......      --       --        47       172       540      4,728     1,431      1,466
 Depreciation and
  amortization..........        4        9       48        69       187        698     1,612      2,698
                           ------   ------   ------   -------   -------   --------  --------   --------
 Total operating
  expenses..............      542      518    1,452     1,854     3,260     10,811    11,852     15,107
                           ------   ------   ------   -------   -------   --------  --------   --------
Income (loss) from
 operations.............       (9)      84     (897)   (1,346)   (2,489)   (10,643)  (12,128)   (16,171)
Interest income
 (expense), net.........      (12)     (14)      25        65        (9)       202       559        320
                           ------   ------   ------   -------   -------   --------  --------   --------
Income (loss) before
 taxes..................      (21)      70     (872)   (1,281)   (2,498)   (10,441)  (11,569)   (15,851)
Provision (benefit) for
 income taxes...........       (8)      27      (47)      --        --         (72)        1        --
                           ------   ------   ------   -------   -------   --------  --------   --------
Net income (loss).......   $  (13)  $   43   $ (825)  $(1,281)  $(2,498)  $(10,369) $(11,570)  $(15,851)
                           ======   ======   ======   =======   =======   ========  ========   ========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Financial Statements and Notes. Historical results and percentage relationships among any amounts in the Financial Statements are not necessarily indicative of trends in operating results for any future period.

Overview

  We began operations in 1995 by selling data communications products made by others and providing consulting services for WANs. Shortly thereafter, we began offering a wide range of networking solutions for the data communications needs of businesses. We provide network integration services, where we design our customers' networks and sell and install related network equipment. We also manage our customers' networks, ensure the security of their networks and provide related professional services. From 1995 through 1998, our revenue was derived primarily from product sales and consulting services. Historically, we have primarily depended on AT&T and AstraZeneca for revenue from our product sales and consulting services operations. AT&T accounted for 30.7% and 50.4% of total revenue for the years ended December 31, 1999 and 1998, respectively, while AstraZeneca accounted for 8.0% and 9.2% of total revenue for the years ended December 31, 1999 and 1998, respectively.

  In 1996, we began to pursue deployment of a series of city-wide networks that enable DSL services. In February 1997, we began developing technical standards for delivery of DSL-based services within our target markets through a joint effort with Bell Atlantic. In April 1997, we entered into our first interconnection agreement with Bell Atlantic, which allowed us to use their copper telephone lines and to collocate our equipment in telephone company offices known as "central offices." Central offices serve as the central connection point for all copper telephone lines in a local area and form the basis for our network and a telephone company's network. We began CopperNet service trials in November 1997 and began commercially offering our CopperNet service in Philadelphia and Washington, D.C. in January 1999.

  We currently offer our DSL-based networking solutions in the following nine northeast and mid-Atlantic cities and their surrounding markets: Baltimore, Boston, New York, Norfolk, Philadelphia, Pittsburgh, Richmond, Washington D.C. and Wilmington. On February 8, 2000, in connection with the announcement of a $150 million Series B preferred stock investment by, and a strategic summary operating agreement with SBC and Telmex, we announced that we would be extending our network deployment into the southeastern and western regions of the United States. We, along with SBC and Telmex, have initially targeted deployment in the following 20 markets within these regions: Atlanta, Charlotte, Denver, Greensboro, Jacksonville, Louisville, Memphis, Miami, Minneapolis, Nashville, New Orleans, Orlando, Phoenix, Portland, Raleigh-Durham, Salt Lake City, Seattle, Tampa, Tucson and West Palm Beach. We intend to deploy our network in each of these markets in the second half of 2000.

  As of December 31, 1999, we had installed our equipment in 362 central offices within our northeast and mid-Atlantic markets, and we expect to have installed our equipment in approximately 500 central offices by mid-2000, which will essentially complete our current plans for the roll-out of our network in these markets. We estimate that the central offices where we currently have installed our equipment serve approximately 85% of the business users in these areas. Upon the completion of our network deployment, we believe that the central offices where we have installed our equipment will serve approximately 95% of the business users in these areas. As of December 31, 1999, we had installed 2,910 lines in our northeast and mid-Atlantic regions.

  We expect to have installed our equipment in approximately 400 central offices in our new southeastern and western regions by the end of 2000 and in approximately 500 central offices by mid-2001. We have obtained competitive carrier certification in eight of the 17 southeastern and western states in which we expect to eventually offer services, and have applied for competitive carrier certification in the remaining nine states in which these markets are located. To date, we have signed interconnection agreements with BellSouth, U S WEST and GTE. Together, these three carriers serve as the traditional telephone companies in substantially all of our 20 target markets in the southeastern and western regions.

  Since February 1997, we have invested increasing amounts in the development and deployment of our CopperNet service. We have funded the deployment of our CopperNet services through proceeds received from a preferred and common stock financing in August 1998, issuance of promissory notes that were converted into common stock during the three months ended June 30, 1999, capital lease financing, our initial public offering and the proceeds recently received from a sale of preferred stock to SBC and Telmex. We intend to increase our operating expenses and capital expenditures substantially in an effort to rapidly expand our equipment and human resource-related infrastructure and DSL-based network services. We expect to incur substantial operating losses, net losses and negative cash flow during the build-out of our network and our initial penetration of each new market we enter. Although in the short term we expect to derive the majority of our revenue from our product sales and related consulting services, we expect that over time revenue from network services, which includes our CopperNet services, will constitute the more significant portion of our total revenue.

Revenue

  Revenue consists of:

    . Network services. We charge monthly service fees for access to our CopperNet local, metropolitan and wide area networks. We also provide a wide variety of network services to customers, including remote network management and monitoring, network security, dedicated private connections to our network, Internet access, e-commerce and other data applications.

       Some of these services are delivered to customers using resources from third-party providers under contract to us.

    . Consulting services. We bill our customers for network design and integration, on-site network management, staging, installation, maintenance and warranty services, network security and professional services based on time and materials for contracted services. In addition, we derive revenue from the maintenance and installation of equipment. Some of these services may be provided through third-party providers under contract to us.

    . Product sales. As part of our overall data communications solutions, we sell data communications products, including the network components and security components that our customers require in order to build, maintain and secure their networks. We sell, install and configure selected equipment from our manufacturing partners. Our engineers select product solutions to improve our customers' operations and network efficiencies. Our engineers refer to a standard network design that they seek to customize to fit the needs of each customer.

Cost of Revenue

  Cost of revenue consists of:

  Network services. Our network service costs generally consist of non-employee-based charges such as:

     . CopperNet service fees. We pay a monthly service fee for each copper line and for each collocation arrangement, as well as usage fees for the support services we obtain from the traditional telephone companies we work with in order to serve our CopperNet customers. Sometimes, we must pay these companies to perform special work, such as preparing a telephone line to use DSL technology, when such work is required in order to serve a particular client.

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

  Consulting services. Consulting services cost of revenue consists of charges for hardware maintenance, installation and certain contract services that we purchase from third parties.

  Product sales. We purchase equipment from various vendors whose technology and hardware solutions we recommend to our customers. We do not manufacture any of this equipment.

Operating Expenses

 Selling, general and administrative expenses

  Our selling, general and administrative expenses include all employee-based charges, including field technicians, engineering support, customer service and technical support, information systems, billing and collections, general management and overhead and administrative functions. We expect that headcount in functional areas, such as sales, customer service and operations will increase significantly as we expand our network and as the number of customers increases.

    . Sales and marketing expenses. We distribute our products and services through direct and indirect sales efforts, agents and telemarketing. Our direct sales force focuses on selling CopperNet connectivity to small- and medium-sized businesses and consulting services and network services to medium- and large-sized businesses. We indirectly sell our full complement of products and services, including our network services, consulting services and products, through network service providers, including ISPs, long distance and local carriers and other networking services companies. Our sales and marketing expenses have increased, and will continue to increase, as we develop our CopperNet services.

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

 Amortization of deferred compensation on stock options

  We had outstanding stock options to purchase a total of 7,090,875 and 11,014,379 shares of common stock as of December 31, 1998 and 1999, respectively, at weighted average exercise prices of $0.09 and $1.73 per share, respectively. At December 31, 1999, all of these options were exercisable into restricted shares of our common stock that generally vest over a three- to four-year period. In certain instances, we determined the fair value of the underlying common stock on the date of grant was in excess of the exercise price of the options. As a result, we recorded deferred compensation of $3.7 million and $23.1 million for the years ended December 31, 1998 and 1999, respectively. We recorded this amount as a reduction to stockholders' equity that is amortized as a charge to operations over the vesting periods. For the years ended December 31, 1998 and 1999, we recognized $219,000 and $8.2 million of stock compensation expense, respectively, related to these options.

  On April 1, 1999, we entered into a stock option agreement that granted to one of our directors an option to purchase 250,000 shares of our common stock at an exercise price of $6.67 per share. On June 3, 1999, this director exercised this option. In addition, the agreement stipulated that this director will be issued an additional option to purchase 407,500 shares of common stock at an exercise price of $3.00 per share. These options immediately vested upon our initial public offering. As a result, we recognized approximately $3.5 million of compensation expense during the year ended December 31, 1999 related to these options.

 Depreciation and amortization

  Depreciation expense arising from our network and equipment purchases for our customers' premises will be significant and will increase as we deploy our network. Collocation fees, build-out costs, including one-time installation and activation fees, and other DSL-based equipment costs are capitalized and amortized over a range of two to five years.

Interest Income (Expense), Net

  Interest income (expense), net, primarily consists of interest income from our cash and cash equivalents less interest expense associated with our debt and capital leases. As our capital expenditures increase, we anticipate that our interest expense associated with our capital leases will increase.

Results of Operations

  The following tables present our results of operations data and the components of net income (loss) in dollars and as a percentage of our revenue.

                                          For the years ended December 31,
                                          -----------------------------------
                                            1997        1998         1999
                                          ---------- ----------   -----------
                                                   (in thousands)
Revenue:
  Product sales.......................... $   8,150  $    9,900   $    13,025
  Consulting services....................       791       1,428         2,593
  Network services.......................         4         311         1,821
                                          ---------  ----------   -----------
    Total revenue........................     8,945      11,639        17,439
                                          ---------  ----------   -----------
Cost of revenue:
  Product sales..........................     7,180       8,639        11,334
  Consulting services....................       231         761         1,693
  Network services.......................         2          41         4,813
                                          ---------  ----------   -----------
    Total cost of revenue................     7,413       9,441        17,840
                                          ---------  ----------   -----------
    Gross profit (loss)..................     1,532       2,198          (401)
                                          ---------  ----------   -----------
Operating expenses:
  Selling, general and administrative....     1,437       4,017        27,670
  Amortization of deferred compensation
   on stock options......................       --          219         8,165
  Depreciation and amortization..........        12         130         5,195
                                          ---------  ----------   -----------
    Total operating expenses.............     1,449       4,366        41,030
                                          ---------  ----------   -----------
Income (loss) from operations............        83      (2,168)      (41,431)
Interest income (expense), net...........        (5)         64         1,072
                                          ---------  ----------   -----------
Income (loss) before income taxes........        78      (2,104)      (40,359)
Provision (benefit) for income taxes.....        36         (28)          (71)
                                          ---------  ----------   -----------
Net income (loss)........................ $      42  $   (2,076)  $   (40,288)
                                          =========  ==========   ===========
                                          For the years ended December 31,
                                          -----------------------------------
                                            1997        1998         1999
                                          ---------- ----------   -----------
                                              (percentage of revenue)
Revenue:
  Product sales..........................      91.1%       85.1%         74.7%
  Consulting services....................       8.8        12.3          14.9
  Network services.......................       0.1         2.6          10.4
                                          ---------  ----------   -----------
    Total revenue........................     100.0%      100.0%        100.0%
                                          ---------  ----------   -----------
Cost of revenue:
  Product sales..........................      80.3        74.2          65.0
  Consulting services....................       2.6         6.5           9.7
  Network services.......................       --          0.4          27.6
                                          ---------  ----------   -----------
    Total cost of revenue................      82.9        81.1         102.3
                                          ---------  ----------   -----------
    Gross profit (loss)..................      17.1        18.9          (2.3)
                                          ---------  ----------   -----------
Operating expenses:
  Selling, general and administrative....      16.1        34.5         158.7
  Amortization of deferred compensation
   on stock options......................       --          1.9          46.8
  Depreciation and amortization..........       0.1         1.1          29.8
                                          ---------  ----------   -----------
    Total operating expenses.............      16.2        37.5         235.3
                                          ---------  ----------   -----------
Income (loss) from operations............       0.9       (18.6)       (237.6)
Interest income (expense), net...........       --          0.6           6.2
                                          ---------  ----------   -----------
Income (loss) before income taxes........       0.9       (18.0)       (231.4)
Provision (benefit) for income taxes.....       0.4        (0.2)         (0.4)
                                          ---------  ----------   -----------
Net income (loss)........................       0.5%      (17.8)%      (231.0)%
                                          =========  ==========   ===========

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

  Revenue. We recognized $17.4 million in revenue for the year ended December 31, 1999, as compared to $11.6 million for the year ended December 31, 1998, an increase of $5.8 million. This increase was principally attributable to a $3.1 million increase in product sales, primarily from one of our largest customers, AT&T. Network services revenue increased by $1.5 million as a result of the introduction of our DSL-enabled network service offerings in early 1999. Consulting services increased by $1.2 million, which was attributable to increases in maintenance and consulting contracts.

Cost of revenue. Cost of revenue was $17.8 million for the year ended December 31, 1999, as compared to $9.4 million for the year ended December 31, 1998, an increase of $8.4 million. The increase was principally attributable to growth in cost of network services of $4.8 million associated with expenses incurred to continue to develop and operate our CopperNet and other networking services and an increase in our product sales of $2.7 million. These were accompanied by a growth in cost related to additional consulting services of $932,000.

  Gross profit (loss). Gross loss was $401,000 and 2.3% of revenue for the year ended December 31, 1999, as compared to gross profit of $2.2 million and 18.9% of revenue for the year ended December 31, 1998, a decrease of $2.6 million. This loss was primarily a result of increased network services costs related to the continued expansion of our network. As a result of the expansion of our network, expenses have exceeded our revenue realized from our customer base.

  Selling, general and administrative expenses. Selling, general and administrative expenses were $27.7 million and 158.7% of revenue for the year ended December 31, 1999, as compared to $4.0 million and 34.5% of revenue for the year ended December 31, 1998, an increase of $23.7 million. This increase as a percentage of revenue was primarily due to increased staffing and other expenses incurred to develop, operate and sell our CopperNet network and other networking solutions.

  Amortization of deferred compensation on stock options. Amortization of deferred compensation was $8.2 million for the year ended December 31, 1999, as compared to $219,000 for the year ended December 31, 1998, an increase of $8.0 million. This increase is attributable to the increase in the unamortized deferred compensation from $3.5 million to $18.4 million as of December 31, 1998 and 1999, respectively, which is principally due to the granting of stock options to key employees, and the related amortization of this balance over the remaining vesting period for these options.

  Depreciation and amortization expense. Depreciation and amortization expense was $5.2 million and 29.8% of revenue for the year ended December 31, 1999, as compared to $130,000 and 1.1% of revenue for the year ended December 31, 1998, an increase of $5.1 million. This increase was primarily due to investments in our CopperNet network, computer equipment and software, office furnishings and leasehold improvements.

  Loss from operations. Our loss from operations was $41.4 million for the year ended December 31, 1999, as compared to $2.2 million for the year ended December 31, 1998, an increase of $39.2 million. The increased loss for the year ended December 31, 1999 was primarily due to increased staffing, amortization of deferred compensation and other operating expenses we incurred in connection with the expansion and support of our CopperNet network.

  Interest income (expense), net. For the year ended December 31, 1999, we recorded net interest income of $1.1 million, consisting of interest income of $2.1 million and interest expense of $(1.0) million. For the year ended December 31, 1998 we recorded net interest income of $64,000, consisting of interest income of $145,000 and interest expense of $(81,000). The increase in interest income was primarily attributable to interest earned from the net proceeds of $81.8 million from our initial public offering in June 1999. The increase in interest expense is primarily due to interest on notes payable and capital leases that commenced during 1999.

  Benefit for income taxes. We had a benefit for income taxes of $71,000 for the year ended December 31, 1999, as compared to a benefit of $28,000 for the year ended December 31, 1998.

  Net loss. For the foregoing reasons, our net loss was $40.3 million for the year ended December 31, 1999, as compared to a net loss of $2.1 million for the year ended December 31, 1998, an increase of $38.2 million.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

  Revenue. We recognized $11.6 million in revenue for the year ended December 31, 1998, as compared to $8.9 million for the year ended December 31, 1997, an increase of $2.7 million. Revenue increased as a result of a $1.8 million increase in product sales, primarily from one of our largest customers, AT&T, from an increase in consulting services of $0.6 million attributable to increases in maintenance and consulting contracts, and from growth in network services revenue of $0.3 million arising from the introduction of broader network service offerings in late 1997.

  Cost of revenue. Cost of revenue was $9.4 million for the year ended December 31, 1998, as compared to $7.4 million for the year ended December 31, 1997, an increase of $2.0 million. The increase was attributable to growth in cost related to an increase in product sales of $1.5 million, growth in cost related to additional consulting services of $0.5 million and from growth in the cost of network services of $39,000 attributable to expenses incurred to develop and operate our CopperNet and other networking services.

  Gross profit. Gross profit was $2.2 million and 18.9% of revenue for the year ended December 31, 1998, as compared to $1.5 million and 17.1% of revenue for the year ended December 31, 1997, an increase of $0.7 million. The increase in gross profit as a percentage of revenue was attributable to the costs associated with higher product sales and consulting services and the introduction of broader network service offerings in late 1997.

  Selling, general and administrative expenses. Selling, general and administrative expenses were $4.0 million and 34.5% of revenue for the year ended December 31, 1998, as compared to $1.4 million and 16.1% of revenue for the year ended December 31, 1997, an increase of $2.6 million. This increase as a percentage of revenue was primarily due to increased staffing and other expenses incurred to develop our CopperNet network and other networking solutions.

  Amortization of deferred compensation on stock options. Amortization of deferred compensation was $219,000 for the year ended December 31, 1998, which was primarily attributable to the granting of stock options to key employees and the amortization of the resulting deferred compensation over the remaining vesting period of these options. We had no amortization of deferred compensation for the year ended December 31, 1997.

  Depreciation and amortization expense. Depreciation and amortization expense was $130,000 and 1.1% of revenue for the year ended December 31, 1998, as compared to $12,000 and less than 1% of revenue for the year ended December 31, 1997, an increase of $118,000. This increase was primarily due to investments in computer equipment and software, office furnishings and leasehold improvements.

  Income (loss) from operations. Our loss from operations was $2.2 million for the year ended December 31, 1998, as compared to income from operations of $83,000 for the year ended December 31, 1997, a decrease of $2.3 million. The loss in 1998 was primarily due to increased staffing and other operating expenses we incurred in support of our CopperNet network and other networking solutions.

  Interest income (expense), net. For the year ended December 31, 1998, we recorded net interest income of $64,000, consisting of interest income of $145,000, which was primarily attributable to interest income earned from the proceeds of our issuance of $10.0 million of preferred and common stock in August 1998, interest expense of $81,000, compared to $5,000 of interest expense in 1997. The increase in interest expense is primarily due to interest on deferred compensation liabilities and notes payable.

  Provision (benefit) for income taxes. We had a benefit for income taxes of $28,000 for the year ended December 31, 1998, as compared to a provision for income taxes of $36,000 for the year ended December 31, 1997.

  Net income (loss). For the foregoing reasons, our net loss was $2.1 million for the year ended December 31, 1998, as compared to net income of $42,000 for the year ended December 31, 1997.

Liquidity and Capital Resources

   Although we do not require significant capital expenditures for our product sales and consulting services segments, the development and expansion of our CopperNet network requires significant capital expenditures. The principal capital expenditures that we expect to incur during our CopperNet rollout include the procurement, design and construction of our collocation spaces and the deployment of DSL-based equipment in central offices and connection sites. Capital expenditures were $5.0 million and $55.3 million for the years ended 1998 and 1999, respectively. During the year 2000 and for future periods, we expect our capital expenditures to increase substantially primarily due to:

 . continued collocation construction in the Bell Atlantic and new collocation construction in the U S WEST and Bell South regions;

 .  procurement of software systems; and

 .  the purchase of telecommunications equipment for expansion of our network.

  Our capital expenditures will depend in part upon obtaining adequate demand for our services from our CopperNet customers. We anticipate capital expenditures during 2000 to range from $110.0 million to $125.0 million for the expansion of our network from 362 central offices at December 31, 1999 to approximately 900 central offices by the end of 2000.

   Initial Public Offering. The net proceeds from our initial public offering, completed in June 1999, were approximately $81.8 million. As of December 31, 1999, we have used approximately $37.3 million of these net proceeds. Of this amount, approximately $21.0 million was used to finance capital expenditures for central office installation and collocation fees, approximately $11.0 million was used to finance operating losses and approximately $4.1 million was used to finance capital expenditures for property and equipment. We expect to use approximately one half of the remaining net proceeds to finance operating losses that we expect to incur as we expand our customer base and network. We expect to use the remaining net proceeds from our initial public offering to finance additional capital expenditures for central office installation and collocation fees and to make payments under lease commitments and for general corporate purposes.

   Borrowings and Sale of Preferred Stock. In February 2000, we borrowed $15 million from each of SBC and Telmex until we received regulatory approvals for the issuance of our Series B preferred stock on March 7, 2000. The loans bore interest at a rate of prime plus 2% during the time they were outstanding, and we repaid both loans plus accrued interest in full upon consummation of the Series B preferred stock sale on March 7, 2000. The net proceeds from our sale of Series B preferred stock in March 2000 were approximately $149.0 million. Of this amount, approximately one half will be used to finance capital expenditures for central office installation and collocation fees, software systems, other capital equipment and certain operating costs related to expansion of our network into new regions beyond our original target markets. We expect to use the remaining net proceeds from our sale of Series B preferred stock to finance operating losses that we expect to incur as we expand our customer base and network, to make payments under lease commitments and for general corporate purposes.

  Following-On Offering. In December 1999, we filed a registration statement with the SEC to register shares of common stock for sale in an underwritten public offering. We currently expect to sell 4,800,177 shares in the public offering, subject to adjustment if additional stockholders decide to sell in the offering. In addition, we expect to grant to the underwriters the option to purchase up to an additional 750,000 shares from us to cover over-allotments. We expect to use the net proceeds from our sale of common stock to finance capital expenditures, to finance operating losses that we expect to incur as we expand our customer base and network, to finance any strategic acquisitions we decide to make and for general corporate purposes.

   Operating Activities. Net cash used in operating activities was $2.8 million in 1998 and $20.2 million in 1999. Net cash provided by operating activities was $805,000 in 1997. The increase in cash used in operating activities of $17.4 million from 1998 to 1999 was primarily the result of an increase in operating losses of $38.2 million attributable to the expansion of our network and the development of our CopperNet services, but also the result of increases in accounts receivable and other current assets. These increases were offset by increases in non-cash expenses for amortization of deferred compensation of $8.0 million and depreciation of

$5.1 million accompanied by increases in accounts payable and accrued liabilities. The change in operating cash flow from 1997 to 1998 was primarily the result of operating losses attributable to the expansion of our historic business and the development of our CopperNet services, but also the result of an increase in accounts receivable accompanied by a decrease in accounts payable.

   Investing Activities. Net cash used in investing activities was $122,000 in 1997, $1.3 million in 1998 and $61.4 million in 1999. The increase in cash used for investing activities during 1999 of $60.1 million was primarily due to an increase in the deployment of equipment for our CopperNet services of $27.7 million and an increase in purchases of property and equipment of $6.3 million. These were accompanied by a net increase in the purchase of short-term investments of $24.6 million. The increase in cash used for investing activities during 1998 of $1.2 million was primarily due to an increase in the deployment of equipment for our CopperNet services of $641,000 accompanied by an increase in purchases of property and equipment of $394,000.

   Financing Activities. Net cash provided by financing activities was $9,000 in 1997, $9.0 million in 1998 and $94.3 million in 1999. The increase in cash provided by financing activities of $85.3 million during 1999 was primarily the result our initial public offering of $83.7 million partially offset by issuance costs paid of $1.9 million and borrowings on notes payable of $12.0 million. The increase in cash provided by financing activities of $9.0 million during 1998 was primarily the result of preferred and common stock financing of $9.9 million offset by the repurchase of common stock from existing shareholders of $1.9 million.

   Debt and Capital Lease Arrangements. We currently have debt and capital lease facilities available to us of approximately $125.0 million. Of this amount, Lucent (through its acquisition of Ascend) has provided us with a $95.0 million capital lease facility to fund acquisitions of certain Lucent equipment, under which $9.7 million was outstanding as of December 31, 1999. The terms of our capital leases range from three to four years. These leases require monthly lease payments and have an interest rate of 9.5%. Lucent has the right to withdraw or suspend further advances to us if our interconnection agreements with Bell Atlantic are not renewed or are terminated, or if certain key employees terminate their employment with us without competent replacement in the reasonable commercial judgment of Lucent.

   In addition, we have arrangements with other vendors that permit us to finance up to $25.0 million of equipment and other assets and $5.0 million of working capital. An aggregate of $23.8 million was outstanding under these arrangements as of December 31, 1999.

   Liquidity Requirements. We believe that our existing cash and cash equivalents, including the net proceeds of approximately $149.0 million we received from SBC and Telmex, existing equipment lease financings and anticipated future revenue generated from operations will be sufficient to complete the current planned build-out of our network in the northeast area mid-Atlantic regions and to begin expansion into the BellSouth and U S WEST territories during 2000 and to fund our operating losses, capital expenditures, lease payments and working capital requirements into the first quarter of 2001. Taking into account our estimated net proceeds from our contemplated offering, we believe that we will have sufficient financing to fund our operations into the third quarter of 2001.

   We expect our operating losses and capital expenditures to increase substantially primarily due to our network expansion into new markets. We expect that additional financing will be required for us to complete our planned network roll-out in the BellSouth & U S WEST regions. We may seek to finance such future operations through a combination of commercial bank borrowings, leasing, vendor financing or the private or public sale of equity or debt securities. If we were to leverage our business by incurring significant debt, we may be required to devote a substantial portion of our cash flow to service that indebtedness. This cash flow would otherwise be available to finance the deployment of our network. If we are forced to use our cash flow in this manner, we may be forced to delay the capital expenditures necessary to complete our network. Equity or debt financing may not be available to us on favorable terms or at all. Any delay in the deployment of our network could have a material adverse effect on our business.

   Our capital requirements may vary based upon the timing and success of our CopperNet roll-out, as a result of regulatory, technological and competitive developments or if:

    . demand for our services or cash flow from operations is more or less than expected;

    . our development plans or projections change or prove to be inaccurate;

    . we accelerate deployment of our network or otherwise alter the schedule or targets of our CopperNet roll-out plan; or

    .  we engage in any strategic acquisitions or relationships.

Impact of the Year 2000 Issue

  During 1999, we completed any required modifications to our critical systems and applications relating to year 2000 issues. We also completed our survey of our significant third-party service and product partners to assess our vulnerability if these companies were to fail to remediate their year 2000 issues. The responses received indicated that our third-party service and product partners were aware of the year 2000 issue and were implementing all necessary changes prior to the end of calendar year 1999. We also formulated contingency plans to ensure that business-critical processes were protected from disruption and will continue to function during and after the year 2000 and to ensure that our ability to produce an acceptable level of products and services is safeguarded in the event of failures of external systems and services. During 1999, we did not incur any material costs in connection with identifying, evaluating or remediating year 2000 issues.

  Our business and operations experienced no material adverse effects from the calendar change to the year 2000 or from the leap year that occurred in 2000, and we have not been notified of any disruptions to or failures in the systems of any of our suppliers.

  We will continue to monitor our information technology and non-information technology systems and those of third parties with whom we conduct business throughout the year 2000 to ensure that any latent year 2000 issues that may arise are addressed promptly. Although we do not anticipate any additional expenditures relating to year 2000 compliance, we cannot provide any assurance as to the magnitude of any future costs until significant time has passed.

Recent Accounting Pronouncements

  In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, which delays the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for our fiscal year 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. We believe the adoption of SFAS No. 133 and SFAS No. 137 will not have a material impact on the financial statements.

Forward-looking Statements

  Many statements made in this Form 10-K are forward-looking statements relating to future events and our future performance within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expects," "anticipates," "intends," "believes," or similar language. These forward-looking statements address, among other things:

  .  our CopperNet deployment plans and strategies;

  .  development and management of our business;

  .  our planned relationships with SBC and Telmex;

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

  . our ability to obtain and maintain financing on commercially reasonable terms; and

  .  the extent and nature of competition.

  These statements may be found in this section, and in this Form 10-K generally.

  We have based these forward-looking statements on our current expectations and projections about future events based on information available to us on this date, and we assume no obligation to update any forward-looking statements. However, our actual results could differ materially from those anticipated in these forward-looking statements as a result of risks facing us or faulty assumptions on our part. These include, but are not limited to:

  .  the nature of our ongoing relationship with Bell Atlantic;

  . our success in maintaining the continuity of our interconnection agreements;

  . our ability to keep pace with technological innovations within the telecommunications industry;

  .  our ability to hire and retain key personnel;

  .  our ability to protect our proprietary rights;

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

  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-K may not occur.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

   We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates. We monitor interest rate fluctuations as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results of operations. We do not believe that we are currently exposed to material financial market risks.

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements

                                                                           Page
                                                                           ----
Financial Statements:

  Report of Independent Accountants.......................................  42
  Balance Sheets as of December 31, 1998 and 1999.........................  43
  Statements of Operations and Other Comprehensive Income (Loss) for the
   years ended December 31, 1997, 1998 and 1999...........................  44
  Statements of Changes in Stockholders' Equity for the years ended
   December 31, 1997, 1998 and 1999.......................................  45
  Statements of Cash Flows for the years ended December 31, 1997, 1998 and
   1999...................................................................  46
  Notes to Financial Statements...........................................  47

Schedule:

  Report of Independent Accountants on Financial Statement Schedule ......  60

  Schedule II--Valuation and Qualifying Accounts............................ 61

  Schedules not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Network Access Solutions Corporation:

  In our opinion, the accompanying balance sheets and the related statements of operations and other comprehensive income (loss), changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Network Access Solutions Corporation (the Company) at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.

                                          /s/ PricewaterhouseCoopers LLP

McLean, Virginia
March 7, 2000

                      NETWORK ACCESS SOLUTIONS CORPORATION
                                 BALANCE SHEETS

                                                        As of December 31,
                                                     -------------------------
                                                        1998          1999
                                                     -----------  ------------
ASSETS
Current assets:
  Cash and cash equivalents......................... $ 5,518,117  $ 18,240,096
  Short-term investments............................         --     24,575,893
  Accounts receivable, net of allowance for doubtful
   accounts of $51,959 and $376,399 as of December
   31, 1998 and 1999, respectively..................   1,806,791     3,257,204
  Inventory.........................................      59,233       440,770
  Prepaid and other current assets..................     105,693       927,218
                                                     -----------  ------------
    Total current assets............................   7,489,834    47,441,181
Property and equipment, net.........................   5,030,793    55,097,670
Restricted cash.....................................         --      1,600,000
Deferred offering costs.............................         --        259,272
Deposit.............................................     185,000        72,554
Income tax receivable...............................     100,865        27,600
Deferred tax asset..................................     121,586       121,586
                                                     -----------  ------------
    Total assets.................................... $12,928,078  $104,619,863
                                                     ===========  ============
LIABILITIES, PREFERRED STOCK, AND STOCKHOLDERS'
 EQUITY
Current liabilities:
  Accounts payable.................................. $ 2,525,102  $  8,221,681
  Accrued expenses..................................     750,308     4,118,746
  Current portion of deferred compensation
   liability........................................     333,333       166,667
  Current portion of capital lease obligations......     328,982     5,630,429
  Current portion of note payable...................         --        478,925
  Other current liabilities.........................      67,201       247,678
  Deferred revenue..................................         --         42,788
                                                     -----------  ------------
    Total current liabilities.......................   4,004,926    18,906,914
Long term portion of capital lease obligations......   1,184,156    15,251,100
Long-term portion of note payable...................   1,000,000     2,453,211
Long term portion of deferred compensation
 liability..........................................     166,667           --
                                                     -----------  ------------
    Total liabilities...............................   6,355,749    36,611,225
                                                     -----------  ------------
Commitments and contingencies
Series A mandatorily redeemable preferred stock.....   5,640,651           --
                                                     -----------  ------------
Stockholders' equity:
  Common stock, $.001 par value, 150,000,000 shares
   authorized, 44,550,000 and 53,831,997 shares
   issued and outstanding as of December 31, 1998
   and 1999, respectively...........................      44,550        53,832
  Additional paid-in capital........................   8,097,566   130,431,898
  Accumulated other comprehensive loss..............         --        (51,960)
  Deferred compensation on stock options............  (3,462,753)  (18,389,540)
  Retained earnings (deficit).......................  (1,847,685)  (42,135,592)
  Less treasury stock, at cost, 8,550,000 shares as
   of December 31, 1999 and 1998, respectively......  (1,900,000)   (1,900,000)
                                                     -----------  ------------
    Total stockholders' equity......................     931,678    68,008,638
                                                     -----------  ------------
    Total liabilities, preferred stock and
     stockholders' equity........................... $12,928,078  $104,619,863
                                                     ===========  ============

   The accompanying notes are an integral part of these financial statements.

                      NETWORK ACCESS SOLUTIONS CORPORATION

         STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

                                          For the years ended December 31,
                                        --------------------------------------
                                           1997         1998          1999
                                        -----------  -----------  ------------
Revenue:
  Product sales........................ $ 8,149,680  $ 9,899,623  $ 13,025,582
  Consulting services..................     791,280    1,428,531     2,593,028
  Network services.....................       3,856      310,921     1,820,519
                                        -----------  -----------  ------------
    Total revenue......................   8,944,816   11,639,075    17,439,129
                                        -----------  -----------  ------------
Cost of revenue:
  Product sales........................   7,180,064    8,639,337    11,334,352
  Consulting services..................     230,565      761,315     1,693,209
  Network services.....................       2,406       40,738     4,812,522
                                        -----------  -----------  ------------
    Total cost of revenue..............   7,413,035    9,441,390    17,840,083
                                        -----------  -----------  ------------
Gross profit (loss)....................   1,531,781    2,197,685      (400,954)
Operating expenses:
  Selling, general and administrative..   1,436,513    4,017,057    27,669,535
  Amortization of deferred compensation
   on stock options....................         --       218,997     8,165,293
  Depreciation and amortization........      12,298      130,004     5,195,282
                                        -----------  -----------  ------------
Income (loss) from operations..........      82,970   (2,168,373)  (41,431,064)
Interest income........................         --       145,468     2,094,719
Interest expense.......................      (5,144)     (81,006)   (1,022,854)
                                        -----------  -----------  ------------
Income (loss) before income taxes......      77,826   (2,103,911)  (40,359,199)
Provision (benefit) for income taxes...      35,674      (27,973)      (71,292)
                                        -----------  -----------  ------------
Net income (loss)......................      42,152   (2,075,938)  (40,287,907)
Preferred stock dividends..............         --       322,192       339,726
Preferred stock accretion..............         --       244,417       257,719
                                        -----------  -----------  ------------
  Net income (loss) applicable to
   common stockholders................. $    42,152  $(2,642,547) $(40,885,352)
                                        ===========  ===========  ============
  Net income (loss) per common share
   applicable to common stockholders
   (basic and diluted)................. $      0.00  $     (0.10) $      (0.99)
                                        ===========  ===========  ============
Weighted average common shares
 outstanding (basic and diluted).......  21,915,000   27,302,144    41,258,618
                                        ===========  ===========  ============
Comprehensive income (loss):
Net income (loss)...................... $    42,152  $(2,075,938) $(40,287,907)
Other comprehensive loss:
  Unrealized loss on securities
   available for sale..................         --           --        (51,960)
                                        -----------  -----------  ------------
Total comprehensive income (loss)...... $    42,152  $(2,075,938) $(40,339,867)
                                        ===========  ===========  ============

   The accompanying notes are an integral part of these financial statements.

                      NETWORK ACCESS SOLUTIONS CORPORATION

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              For the years ended December 31, 1997, 1998 and 1999

                                                    Other      Deferred
                     Common Stock     Additional   Compre-   Compensation    Retained       Treasury Stock
                  ------------------   Paid-in     hensive     on Stock      Earnings    ---------------------
                    Shares   Amount    Capital       loss       Options     (Deficit)     Shares     Amount        Total
                  ---------- ------- ------------  --------  ------------  ------------  --------- -----------  -----------
Balance,
 December 31,
 1997...........  21,915,000 $21,915 $        --   $    --   $        --   $    228,253        --  $       --   $   250,168
Sale of common
 stock, net of
 direct issuance
 costs of
 $27,341........  22,050,000  22,050    4,853,010       --            --            --         --          --     4,875,060
Purchase of
 treasury stock
 at cost........         --      --           --        --            --            --   8,550,000  (1,900,000)  (1,900,000)
Shares issued to
 employee for
 service........     585,000     585      129,415       --            --            --         --          --       130,000
Accrual of
 preferred stock
 dividends......         --      --      (322,192)      --            --            --         --          --      (322,192)
Accretion of
 preferred
 stock..........         --      --      (244,417)      --            --            --         --          --      (244,417)
Deferred
 compensation...         --      --     3,681,750       --     (3,681,750)          --         --          --           --
Amortization of
 deferred
 compensation...         --      --           --        --        218,997           --         --          --       218,997
Net loss........         --      --           --        --            --     (2,075,938)       --          --    (2,075,938)
                  ---------- ------- ------------  --------  ------------  ------------  --------- -----------  -----------
Balance,
 December 31,
 1998...........  44,550,000  44,550    8,097,566       --     (3,462,753)   (1,847,685) 8,550,000  (1,900,000)     931,678
Sale of common
 stock, net of
 direct issuance
 costs of
 $1,846,100.....   7,500,000   7,500   81,846,400       --            --            --         --          --    81,853,900
Conversion of
 convertible
 notes payable..     833,334     833    9,999,167       --            --            --         --          --    10,000,000
Conversion of
 preferred
 stock..........     416,667     417    4,999,583       --            --            --         --          --     5,000,000
Cancellation of
 preferred
 stock..........         --      --     1,238,096       --            --            --         --          --     1,238,096
Exercise of
 stock options..     531,996     532    1,756,451       --            --            --         --          --     1,756,983
Accrual of
 preferred stock
 dividends......         --      --      (339,726)      --            --            --         --          --      (339,726)
Accretion of
 preferred
 stock..........         --      --      (257,719)      --            --            --         --          --      (257,719)
Deferred
 compensation...         --      --    23,092,080       --    (23,092,080)          --         --          --           --
Amortization of
 deferred
 compensation...         --      --           --        --      8,165,293           --         --          --     8,165,293
Net unrealized
 loss on short-
 term
 investments
 available for
 sale...........         --      --           --    (51,960)          --            --         --          --       (51,960)
Net loss........         --      --           --        --            --    (40,287,907)       --          --   (40,287,907)
                  ---------- ------- ------------  --------  ------------  ------------  --------- -----------  -----------
Balance,
 December 31,
 1999...........  53,831,997 $53,832 $130,431,898  $(51,960) $(18,389,540) $(42,135,592) 8,550,000 $(1,900,000) $68,008,638
                  ========== ======= ============  ========  ============  ============  ========= ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                      NETWORK ACCESS SOLUTIONS CORPORATION

                            STATEMENTS OF CASH FLOWS

                                           For the years ended December 31,
                                         --------------------------------------
                                            1997         1998          1999
                                         -----------  -----------  ------------
Cash flows from operating activities:
 Net income (loss).....................  $    42,152  $(2,075,938) $(40,287,907)
 Adjustment to reconcile net income
  (loss) to net cash provided by (used
  in) operating activities:
 Depreciation and amortization
  expense..............................       12,298      130,004     5,195,282
 Provision for doubtful accounts
  receivable...........................       23,826       28,133       324,441
 Deferred income taxes.................     (118,274)      77,146           --
 Shares issued to employee for
  services.............................          --       130,000           --
 Amortization of deferred compensation
  on stock options.....................          --       218,997     8,165,293
 Net changes in assets and
  liabilities:
  Accounts receivable..................    4,072,345   (1,069,599)   (1,774,854)
  Inventory............................      300,678      (11,686)     (381,537)
  Income tax receivable................          --      (127,073)       73,265
  Prepaid and other current assets.....       10,000     (105,693)     (821,525)
  Deposits.............................          --           --        112,445
  Deferred tax asset...................          --        26,208           --
  Accounts payable.....................   (3,612,797)    (139,113)    6,153,050
  Accrued expenses.....................     (148,752)     173,795     3,168,438
  Deferred compensation................      291,667          --       (333,333)
  Income tax payable...................          --      (132,064)          --
  Deferred revenue.....................          --           --         42,788
  Other current liabilities............      (68,195)      67,201       180,478
                                         -----------  -----------  ------------
   Net cash provided by(used in)
    operating activities...............      804,948   (2,809,682)  (20,183,676)
                                         -----------  -----------  ------------
Cash flows from investing activities:
 Purchases of short-term investments...          --           --    (24,627,853)
 Expenditures for network under
  development..........................          --      (640,511)  (28,384,550)
 Purchases of property and equipment...     (121,915)    (515,690)   (6,822,909)
 Restricted cash.......................          --           --     (1,600,000)
 Deposit for software and services.....          --      (185,000)          --
                                         -----------  -----------  ------------
   Net cash used in investing
    activities.........................     (121,915)  (1,341,201)  (61,435,312)
                                         -----------  -----------  ------------
Cash flows from financing activities:
 Borrowings on notes payable...........    1,500,000    2,406,652    12,000,000
 Borrowings on sale/leaseback..........          --           --        530,000
 Repayments of notes payable...........   (1,491,291)  (1,500,000)      (67,864)
 Principal payments on capital leases..          --           --     (1,672,781)
 Issuance of common stock..............          --     4,902,401    83,700,000
 Issuance of redeemable preferred
  stock................................          --     5,102,499           --
 Issuance costs related to preferred
  and common stock offerings...........          --       (55,798)   (1,905,371)
 Exercise of stock options.............          --           --      1,756,983
 Treasury stock acquired...............          --    (1,900,000)          --
                                         -----------  -----------  ------------
   Net cash provided by financing
    activities.........................        8,709    8,955,754    94,340,967
                                         -----------  -----------  ------------
Net increase in cash and cash
 equivalents...........................      691,742    4,804,871    12,721,979
Cash and cash equivalents at the
 beginning of the period...............       21,504      713,246     5,518,117
                                         -----------  -----------  ------------
Cash and cash equivalents at the end of
 the period............................  $   713,246  $ 5,518,117  $ 18,240,096
                                         ===========  ===========  ============
Supplemental disclosure of cash flow
 information:
 Cash paid during the period for:
 Interest..............................  $     5,142  $    27,948  $  1,027,452
 Income taxes..........................      222,143      153,343           --
 Non-cash investing and financing
  activities:
 Capital leases........................          --     1,513,138    20,511,172
 Preferred stock dividends.............          --       322,192       339,726
 Preferred stock accretion.............          --       244,417       257,719
 Shares issued to employee for
  services.............................          --       130,000           --
 Expenditures for network included in
  accounts payable.....................          --     2,351,281     1,894,810
 Expenditures for deferred offering
  costs included in accrued expenses...          --           --        200,000
 Conversion of notes payable into
  common stock.........................          --           --     10,000,000
 Conversion of redeemable preferred
  stock into common stock..............          --           --      6,238,096

   The accompanying notes are an integral part of these financial statements.

                      NETWORK ACCESS SOLUTIONS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1. Business

  Network Access Solutions Corporation, or the Company, was originally incorporated in the Commonwealth of Virginia on December 19, 1994. On August 3, 1998, the Company reincorporated in the State of Delaware. Prior to the reincorporation, the Company had authorized 10,000 shares of common stock, of which 7,803 shares were issued and outstanding. As of August 3, 1998, the Company was recapitalized with authorized capital stock of 15,000,000 shares of common stock, $.001 par value per share and 10,000,000 shares of preferred stock, $.001 par value per share. On March 18, 1999, the Company increased the authorized common stock to 50,000,000 shares with a par value of $.001 per share. In conjunction with this reincorporation and recapitalization, the Company changed from a July 31 year-end to a calendar year-end. On March 18, 1999, the Company and its Board of Directors declared a two for one stock split, effected as a stock dividend, of its common stock. On May 7, 1999, the Company and its Board of Directors declared a 2.25 for one stock split, effected as a stock dividend, of its common stock. All share information has been retroactively adjusted for all periods presented to reflect the new capital structure and stock splits.

  The Company, which is a major provider of high-speed data communications services and related applications, provides network services, telecommunications products and equipment and consulting services to business customers. Through its CopperNet branded service, the Company offers its customers high-speed connectivity using Digital Subscriber Line (DSL) technology. The Company provides metropolitan area and wide area network services, manages and monitors its customers' networks, sells telecommunications equipment, designs networks for its customers, installs the equipment and provides related services. The Company currently offers its DSL-based networking solutions in the following nine cities and their surrounding markets: Baltimore, Boston, New York, Norfolk, Philadelphia, Pittsburgh, Richmond, Washington, D.C., and Wilmington. The Company also intends to expand its geographical coverage to the southeastern and western U.S. markets.

2. Summary of Significant Accounting Policies

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates involve judgments with respect to, among other things, various future factors which are difficult to predict and are beyond the control of the Company. Therefore, actual amounts could differ from these estimates.

 Revenue Recognition

  The Company's revenue is derived from product sales, consulting services and network services. The Company recognizes revenue on the sale of its products when a valid purchase order is received, shipment occurs, collection is probable and no significant obligations remain related to the completion of installation and performance of support services.

  The Company provides consulting services, including network planning, design, and integration services, under time-and-material type contracts and recognizes revenue as services are performed and as costs are incurred.

  The Company provides network services, including DSL-based services, under monthly and fixed rate service contracts. Revenue on monthly contracts is recognized when services are performed. Revenue on fixed rate service contracts is recognized as costs are incurred over the related contract period, which generally does not exceed one year. Payments received in advance of providing services are recorded as deferred revenue until the period in which such services are provided. Revenue related to installation and activation fees are recognized to the extent of direct costs incurred. Any excess installation and activation fees over direct costs are deferred and amortized over the service contract. Such revenue is not expected to significantly exceed the direct costs. In certain situations, the Company will waive non-recurring installation and activation fees in order to obtain a sale. The Company will expense the related direct costs as incurred.


 Concentration of Credit Risk

  Financial instruments, which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents are held in a money market account at a national financial institution. Short-term investments consist of marketable securities, which are principally composed of debt securities with corporations and foreign governments. The Company has not experienced any losses on its cash and cash equivalents.

  The Company grants uncollateralized credit in the form of accounts receivable to its customers. As of December 31, 1999, AstraZeneca, PLC comprised 12% of accounts receivable. As of December 31, 1998, AT&T, Corp. (AT&T) comprised 47% of accounts receivable. The customers with concentrations of revenue greater than 10% of total revenue are as follows:

                                               For the years ended December 31,
                                               --------------------------------
                                                  1997       1998       1999
                                               ---------- ---------- ----------
   AT&T....................................... $3,421,878 $5,869,907 $5,358,165
   AstraZeneca, PLC...........................    921,356    933,556        --
   Network Monitoring and Repair, Inc.........  1,301,440        --         --
                                               ---------- ---------- ----------
                                               $5,644,674 $6,803,463 $5,358,165
                                               ========== ========== ==========

 Cash and Cash Equivalents

  The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

 Restricted Cash

  Restricted cash is composed of amounts held in escrow to collateralize the Company's operating lease commitments for its new headquarters in Herndon, Virginia.

 Short-term Investments

  The Company's short-term investments consist of marketable securities that include bonds with maturities of less than two years. The marketable securities are classified as "available for sale" since management intends to hold the investments for an indefinite period and may sell the investments prior to their maturity. The investments are carried at aggregate fair value based generally on quoted market prices. Gains and losses are determined based on the specific identification method. Available-for-sale marketable securities that are reasonably expected by management to be sold within one year from the balance sheet date are classified as current assets.

 Inventory

  Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average method. Inventories consist primarily of components, subassemblies and finished products held for sale.

 Property and Equipment

  Property and equipment consists of network costs associated with the development and implementation of the DSL networks, office and computer equipment, and furniture and fixtures. The costs associated with the DSL network under development are composed of collocation fees, equipment, equipment held under capital leases, and equipment installation. These assets are stated at cost. The Company leases certain of its equipment under capital lease agreements. The capital lease assets are stated at the lower of the present value of the net minimum lease payments or the fair value at the inception of the lease, and are depreciated over the shorter of the estimated useful life or the lease term. Depreciation of office and computer equipment and furniture and fixtures is computed using the straight-line method, generally over three to five years, based upon estimated useful lives, commencing when the assets are placed in service. The depreciation of the DSL network costs commences as individual network components are placed in service and are depreciated over two to five years. Expenditures for maintenance and repairs are expensed as incurred. When assets are retired or disposed, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in operations for the period.

 Income Taxes

  The Company accounts for income taxes by utilizing the liability method. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. The provision for income taxes consists of the Company's current provision (benefit) for federal and state income taxes and the change in net deferred tax assets and liabilities during the period.

 Fair Value Information

  The Company believes the carrying amount of certain of its financial instruments, which include cash equivalents, accounts payable, capital leases and notes payable, approximate fair value.

 Impairment of Long-Lived Assets

  The Company periodically evaluates the recoverability of its long-lived assets. This valuation consists of a comparison of the carrying value of the assets with the assets' expected future cash flow undiscounted and without interest costs. If the carrying value of an asset exceeds the expected future cash flows, an impairment exists. An impairment loss is measured by the amount by which the carrying value of the asset exceeds future discounted cash flows. No impairment losses have been recognized to date.

 Net Income (Loss) Per Share

  The Company presents basic and diluted net income (loss) per share. Basic net income (loss) per share is computed based on the weighted average number of outstanding shares of common stock. Diluted net income (loss) per share adjusts the weighted average for the potential dilution that could occur if stock options, warrants or other convertible securities were exercised or converted into common stock. Diluted loss per share for the year ended December 31, 1999, is the same as basic loss per share because the effects of such items were anti-dilutive.

 Stock-Based Compensation

  The Company measures compensation expense for its employee stock-based compensation using the intrinsic value method and provides pro forma disclosures of net loss as if the fair value method had been applied in measuring compensation expense. Under the intrinsic value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period.

 Segment Reporting

  The Company has determined its reportable segments based on the Company's method of internal reporting, which disaggregates its business by product category. The Company's reportable segments are:

network services, product sales and consulting services. The network services segment provides local, metropolitan and wide area data communications services to customers. This segment also provides a wide variety of other services to customers, including remote network management and monitoring, network security, virtual private networks, e-commerce and CopperNet, the Company's high-speed, continuously connected DSL access to telecommunications networks. The product sales segment provides sales of selected equipment from manufacturing partners. Engineers select product solutions based upon customized network designs to improve the customers' operations and network efficiencies. The consulting services segment provides nonrecurring service activation and installation, network integration, on site network management, network security consulting and professional services. In addition, the consulting services segment provides maintenance and installation of equipment, some of which may be provided through third party providers under contract. The Company's business is currently conducted principally in the eastern United States. There are no foreign operations.

 Recent Accounting Pronouncements

  In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, which delays the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for the Company's fiscal year 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company believes the adoption of SFAS No. 133 and SFAS No. 137 will not have a material impact on the financial statements.

3. Initial and Secondary Public Offerings

  In June 1999, the Company completed an initial public offering (IPO) of 7,500,000 shares of common stock. Total proceeds to the Company were $81,853,900, net of underwriting discounts and commissions of approximately $5,500,000 and offering costs of $1,846,100. Concurrent with the IPO, $5,000,000 of the Company's Series A Mandatorily Redeemable Preferred Stock (Preferred Stock) was converted into 416,667 shares of common stock at $12.00 per share, the public offering price, with the remaining shares of Preferred Stock and all accrued dividends and accretion amounting to $1,238,096 cancelled without additional payment to the holders of those shares. In addition, $10,000,000 of the Company's 8% convertible notes (see Note 6) were converted into 833,334 shares of common stock at $12.00 per share, the public offering price.

  On December 22, 1999, the Company filed a registration statement on Form S-1 for the sale of shares of their common stock in a secondary public offering that has not been completed. In connection with the preparation and filing of this registration statement the Company incurred costs of $259,272, of which $59,272 has been paid as of December 31, 1999. These offering costs have been deferred on the balance sheet and will be offset against the proceeds and reported as a reduction to stockholders' equity when the secondary offering occurs.

4. Short-term Investments

  As of December 31, 1999, the Company had invested in marketable securities with original maturity dates exceeding 90 days. These marketable securities, which principally consist of debt securities with corporations and foreign governments, are due in one year or less and are considered "available for sale" and, as such, are stated at fair value. The aggregate amortized cost of these marketable securities was $24,627,853 at December 31, 1999. Given the rise in interest rates from the purchase date of these securities the Company has recorded an unrealized loss of $51,960 for the year ended December 31, 1999 to reduce the carrying value of these securities to fair value of $24,575,893 as of December 31, 1999. These net unrealized losses are reported as a part of accumulated other comprehensive income (loss). Realized gains or losses from the sale of marketable securities are based on the specific identification method. There were no gross realized gains and gross realized losses on sales of available for sale securities during the year ended December 31, 1999.

5. Property and Equipment

  Property and equipment consists of the following:

                                                          As of December 31,
                                                        -----------------------
                                                           1998        1999
                                                        ----------  -----------
     Network placed in service......................... $      --   $40,291,575
     Network development in process....................  4,657,975   12,790,617
     Office and computer equipment.....................    355,962    5,925,278
     Furniture and fixtures............................    159,728    1,428,356
     Less accumulated depreciation.....................   (142,872)  (5,338,156)
                                                        ----------  -----------
     Property and equipment, net....................... $5,030,793  $55,097,670
                                                        ==========  ===========

  The Company's network includes equipment under capital leases, equipment, installation, and collocation fees. Collocation fees represent nonrecurring fees paid to obtain central office space for location of certain equipment. When a new portion of the Company's network has been completed and made available for use, it is transferred from network development to network placed in service. As of December 31, 1998 and 1999, the recorded cost of the network equipment under capital leases was $1,513,138 and $22,939,012, respectively. Accumulated amortization for this equipment under capital leases was $20,739 and $2,998,446 as of December 31, 1998 and 1999, respectively.

6. Note Payable

  On October 16, 1998, the Company entered into a $10,000,000 line of credit agreement and a $30,000,000 equipment financing agreement (see Note 8) with Ascend Communications, Inc. (Ascend). Under the terms of the line of credit, the Company could draw on the line of credit in $1,000,000 increments up to a maximum of $5,000,000. The Company could draw the remaining $5,000,000, also in $1,000,000 increments, upon (i) completing the purchase or lease of equipment in excess of $15,000,000 from Ascend and (ii) demonstrating that at least 70% of such equipment is being used by the Company to generate revenue. The Company was required to make interest only payments at an annual rate of 8.25% on the amounts advanced for the first nine months from the date of the advance. For the next thirty-three months the Company was required to make principal and interest payments in accordance with a sixty-month amortization schedule using an interest rate of 8.25% for the first eighteen months at a rate equal to the prevailing high yield bond index for the next fifteen months. The remaining unpaid interest was due forty-two months after the related advance. The credit agreement required immediate repayment in the event of an initial public offering or debt offering in excess of $40,000,000 or a change in control, as defined. At December 31, 1998, $1,000,000 was outstanding under this agreement.

  On May 4, 1999, the Company amended its financing agreement with Ascend. The amendment reduced the line of credit available for working capital loans from $10,000,000 to $5,000,000 and relieved the Company's obligation to repay these loans upon the Company's IPO. As of December 31, 1999, the Company's total obligation under this agreement for working capital was $2,932,136.

  Principal payments due under this note payable as of December 31, 1999 are as follows:

     Year ending December 31,                                           Amount
     ------------------------                                         ----------
       2000.......................................................... $  478,925
       2001..........................................................    579,584
       2002..........................................................  1,873,627
                                                                      ----------
                                                                      $2,932,136
                                                                      ==========

  The Company had a $1,500,000 line of credit agreement with a bank which matured on November 30, 1998, was repaid and not renewed. Interest on outstanding borrowings accrued at the bank's prime rate of interest plus three-quarters of a percent (9.25% during 1998).

  On March 31, 1999, the Company entered into a financing agreement whereby certain holders of its preferred stock agreed to invest an additional $10,000,000 in the Company. Under the agreement, the Company received $5,000,000 on April 1, 1999 and an additional $5,000,000 on May 11, 1999 by issuing 8% convertible notes. Concurrent with the IPO, these notes, including principal and accrued interest, were converted into 833,334 shares of common stock.

7. Deferred Compensation Liability

  The Company has an unfunded deferred compensation plan for certain key executives. Under the plan, executives deferred a portion of their compensation by electing future payments in three equal installments in June 1999, December 1999 and June 2000. At December 31, 1998 and 1999, the deferred compensation liability was $500,000 and $166,667, respectively. Interest accrues on deferred amounts on a quarterly basis at a rate determined by management which is currently 6% based on the rate of interest for three-year Federal treasury notes. Accrued interest related to these amounts was $47,500 and $25,833 at December 31, 1998 and 1999, respectively.

8. Commitments and Contingencies

 Leases

  The Company leases or subleases office space in Maryland, Massachusetts, New York, Pennsylvania and Virginia and collocation space in central offices under the terms of the interconnection agreements with Bell Atlantic and other vendors. On October 27, 1999, the Company executed a lease for space in Herndon, Virginia. The Company entered into a Letter of Credit agreement, in the amount of $1,600,000 with a financial institution, that will serve as collateral for this lease. The Company has begun to move its headquarters to this location in phases beginning in March 2000 and expects to complete the move in May 2000. Commitments for minimum rental payments under noncancelable leases and subleases at December 31, 1999 are as follows:

       Year ending December 31,                                       Amount
       ------------------------                                     -----------
         2000...................................................... $ 3,802,796
         2001......................................................   4,455,402
         2002......................................................   4,305,924
         2003......................................................   4,332,981
         2004......................................................   4,062,804
         Thereafter................................................  17,412,974
                                                                    -----------
       Total minimum rental payments............................... $38,372,881
                                                                    ===========

  Rent expense for the years ended December 31, 1997, 1998 and 1999 was $80,103, $113,600 and $1,580,211, respectively.

  During 1998 and 1999, the Company entered into capital leases related to the acquisition of equipment for the development of the DSL network. Initially, the Company entered into a master lease agreement with Ascend to finance purchases of up to $30,000,000 through capital lease agreements. During 1999, this agreement was amended and increased to $95,000,000. In addition, the Company has an arrangement with Paradyne Corporation whereby the Company can finance DSL equipment purchases of up to $8,000,000 subject to vendor approval. During 1999, the Company entered into two sales leaseback transactions with a vendor totaling $530,000. The leaseback transactions were accounted for as capital leases. The present value of future minimum capital lease payments as of December 31, 1999, is as follows:

       Year ending December 31,                                       Amount
       ------------------------                                     -----------
         2000...................................................... $ 7,290,275
         2001......................................................   7,289,787
         2002......................................................   7,101,517
         2003......................................................   2,653,710
                                                                    -----------
                                                                     24,335,289
       Less amounts representing interest..........................   3,453,760
                                                                    -----------
       Present value of net minimum lease payments.................  20,881,529
       Less current portion of capital lease obligations...........   5,630,429
                                                                    -----------
       Long-term portion of capital lease obligations.............. $15,251,100
                                                                    ===========

 Purchase commitments

  On November 24, 1998, the Company entered into an agreement with a software and service provider to support its DSL services. The Company's single largest shareholder is also a shareholder of this software and service provider. Under the terms of the agreement, software licensing and service fees were $1,023,700 which were payable through a $185,000 deposit which was made upon signing the agreement, $402,700 due upon project completion, and $436,000 payable within twenty-four months of project completion. Amounts not paid within 30 days of project completion accrue interest at a rate of 10%. The Company commenced implementing the software and support service in 1999. As of December 31, 1999, all fees under this agreement had been paid.

 Employment agreements

  The Company has entered into an employment agreement with certain of its executive officers. Each agreement has an initial term of four years, subject to earlier termination upon 30 days prior notice. These agreements are automatically extended for additional one year terms unless the Company or the employee elects to terminate the agreement within 30 days before the end of the current term. Under these agreements, these employees will receive an initial annual base salary that will be increased by at least 5% each year, based upon performance objectives set by the Board of Directors. The employees will also receive an annual bonus of up to 20% of the executives' then current salary. The bonus is payable in cash, stock or a combination of both at the election of the board of directors.

9. Income Taxes

  The provision (benefit) for income taxes consists of the following:

                                                          For the
                                                  years ended December 31,
                                                ------------------------------
                                                  1997       1998       1999
                                                ---------  ---------  --------
   Current tax (benefit) provision............. $ 153,948  $(105,119) $(71,292)
   Deferred tax provision (benefit)............  (118,274)    77,146       --
                                                ---------  ---------  --------
     Total (benefit) provision for income
      taxes.................................... $  35,674  $ (27,973) $(71,292)
                                                =========  =========  ========

  Deferred tax assets consist of the following:

                                                    As of December 31,
                                              --------------------------------
                                                1997     1998         1999
                                              -------- ---------  ------------
   Deferred compensation..................... $193,100 $ 349,956  $     64,367
   Accrued interest..........................    5,632    19,149        15,139
   Accrued other expenses....................      --        --         69,712
   Bad debt expense..........................      --     20,066       145,365
   Depreciation expense......................      --     (2,083)   (2,691,163)
   Net operating loss........................      --    444,160    15,446,718
   Valuation allowance.......................      --   (709,662)  (12,928,552)
                                              -------- ---------  ------------
     Net deferred tax asset.................. $198,732 $ 121,586  $    121,586
                                              ======== =========  ============

  As of December 31, 1999, a valuation allowance was established to reduce total deferred tax assets to an amount that management believes will more likely than not be realized, based on income taxes paid in the loss carry-back period net of refundable taxes.

  A reconciliation between income taxes from operations computed using the federal statutory income tax rate and the Company's effective tax rate is as follows (there are no material changes to the Company's effective tax rate for 1999):

                                                            For the years
                                                                ended
                                                             December 31,
                                                           -------------------
                                                           1997  1998    1999
                                                           ----  -----   -----
   Federal statutory rate................................  34.0% (34.0)%  34.0%
   State income taxes, net of federal provision
    (benefit)............................................   5.4   (2.7)    4.6
   Increase to valuation allowance.......................   --    33.7   (30.4)
   Business meals, entertainment, penalties and other....   6.4    1.5    (1.1)
   Amortization of deferred compensation on stock options
    disallowed for tax purposes..........................   --     --     (6.9)
                                                           ----  -----   -----
                                                           45.8%  (1.5)%   0.2%
                                                           ====  =====   =====

10. Mandatorily Redeemable Preferred Stock and Stockholders' Equity

 Mandatorily Redeemable Preferred Stock

  On August 6, 1998, the Company issued 10,000,000 shares of Series A mandatorily redeemable preferred stock (Preferred Stock) and 22,050,000 shares of common stock for total proceeds of $10,004,900, excluding direct issuance costs of $55,798. The Company had allocated $5,074,042 and $4,875,060 of the net proceeds to the Preferred Stock and common stock, respectively, based on the Company's estimate of fair value of the Preferred Stock and common stock.

  Concurrently with the IPO, $5,000,000 of the Company's Series A Mandatorily Redeemable Preferred Stock (Preferred Stock) was converted into 416,667 shares of common stock at $12.00 per share, the public offering price, with the remaining shares of Preferred Stock and all accrued dividends and accretion, amounting to $1,238,096, cancelled without additional payment to the holders of those shares.

  The Preferred Stock activity is summarized as follows:

                                                         Shares       Amount
                                                       -----------  -----------
   Balance, December 31, 1997......................... $       --   $       --
   Issuance of shares.................................  10,000,000    5,102,499
   Issuance costs.....................................         --       (28,457)
   Accrued dividends..................................         --       322,192
   Accretion to redemption price......................         --       244,417
                                                       -----------  -----------
   Balance, December 31, 1998.........................  10,000,000    5,640,651
   Accrued dividends..................................         --       339,726
   Accretion to redemption price......................         --       257,719
   Conversion of preferred stock to common stock......  (5,000,000)  (5,000,000)
   Cancellation of preferred stock....................  (5,000,000)  (1,238,096)
                                                       -----------  -----------
   Balance, December 31, 1999......................... $       --   $       --
                                                       ===========  ===========

 Stock Repurchase

  On August 6, 1998, the Company repurchased 8,550,000 shares of common stock for $1,900,000 from certain founders of the Company. This treasury stock transaction was accounted for at cost.

11. Stock-Based Compensation

  On July 23, 1998, the Company adopted the 1998 Incentive Stock Plan (the "Plan"), under which incentive stock options, non-qualified stock options, stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards or any combination thereof may be granted to the Company's employees and certain other persons in accordance with the Plan. The Board of Directors, which administers the Plan, determines the number of options granted, the vesting period and the exercise price. The Board of Directors may terminate the Plan at any time. Options granted under the Plan are fully exercisable into restricted shares of the Company's common stock upon award and expire ten years after the date of grant. The restricted common stock generally vests over a three or four year period. Subsequent to exercise, unvested shares of restricted stock cannot be transferred while vested shares are subject to a right of first refusal by the Company to repurchase the shares at fair value. Upon voluntary termination, unvested shares of restricted stock can be repurchased by the Company at the lower of fair value or the exercise price. At December 31, 1998, 9,000,000 shares were reserved for issuance under the Plan. Effective November 1, 1999, the Company increased the number of shares of common stock reserved for issuance under the Plan to 13,250,000.

  On April 1, 1999, the Company entered into a stock option agreement, which granted a board of director member an option to purchase 250,000 shares of the Company's common stock at an exercise price of $6.67 per share. On June 3, 1999, the board member exercised the stock option by paying $1,667,500 to the Company. In addition, the agreement stipulated the board of director member was issued an additional option to purchase 407,500 shares of common stock at an exercise price of $3.00 per share and is unexercised as of December 31, 1999. These options immediately vested upon the Company's IPO. As a result, the Company recognized $3,504,375 of compensation expense during the year ended December 31, 1999.

  As of December 31, 1998 and 1999, a total of 7,090,875 and 11,014,379, respectively, of stock options which were immediately exercisable as of those dates had been granted at exercise prices ranging from $.09 to $32.00 per share. Stock option activity was as follows:

                                                                       Weighted
                                              Incentive     Range of   Average
                                                Stock       Exercise   Exercise
                                               Options       Prices     Price
                                              ----------  ------------ --------
Options outstanding, December 31, 1997.......        --   $        --   $   --
Options granted, July 1998...................  5,400,000  $       0.09  $ 0.09
Options granted, August 1998.................    225,000  $       0.09  $ 0.09
Options granted, November 1998...............  1,465,875  $       0.09  $ 0.09
                                              ----------  ------------  ------
Options outstanding, December 31, 1998.......  7,090,875  $       0.09  $ 0.09
Options granted, January 1999................    559,575  $       0.09  $ 0.09
Options granted, March 1999..................  1,350,000  $       0.09  $ 0.09
Options granted, April 1999..................    437,875  $ 0.09- 6.67  $ 3.84
Options granted, May 1999....................    479,900  $ 3.00- 6.00  $ 5.78
Options granted, June 1999...................    733,850  $ 3.00-13.94  $ 4.55
Options granted, July 1999...................    139,650  $ 6.00-16.25  $10.60
Options granted, August 1999.................    395,050  $ 5.13-12.75  $ 6.43
Options granted, September 1999..............     26,200  $13.00-13.75  $13.61
Options granted, October 1999................    196,900  $12.63-12.81  $12.63
Options granted, November 1999...............    280,600  $12.25-16.19  $14.58
Options granted, December 1999...............    120,500  $20.63-32.00  $23.28
Options exercised............................   (531,996) $ 0.09- 6.67  $ 3.29
Options cancelled............................   (264,600) $ 0.09-20.63  $ 4.78
                                              ----------  ------------  ------
Options outstanding, December 31, 1999....... 11,014,379  $ 0.09-32.00  $ 1.73
                                              ==========  ============  ======

  In certain instances, the Company has determined the fair value of the underlying common stock on the date of grant was in excess of the exercise price of the options. As a result, the Company recorded deferred compensation of $3,681,750 and $23,092,080 for the years ended December 31, 1998 and 1999, respectively. This amount was recorded as a reduction to additional paid-in capital and is being amortized as a charge to operations over the vesting periods which range from three to four years of the underlying restricted common stock. The Company recognized stock compensation expense related to those options of $218,997, and $8,165,293 for the years ended December 31, 1998 and 1999, respectively.

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

                                                      For the years ended
                                                          December 31,
                                                    -------------------------
                                                       1998          1999
                                                    -----------  ------------
   Net loss as reported............................ $(2,075,938) $(40,287,907)
   Pro forma net loss..............................  (2,100,700)  (41,630,526)
   Net loss per share as reported, basic and
    diluted........................................       (0.08)        (0.98)
   Pro forma net loss per share, basic and
    diluted........................................       (0.08)        (1.01)

  The weighted-average fair value of options granted during the years ended December 31, 1998 and 1999 was approximately $1.04 and $7.23, respectively, based on the Black-Scholes option pricing model. Upon termination, unvested shares of restricted stock are repurchased by the Company at the lower of the exercise price or fair market value.

  The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 1998 and 1999:
Dividend yield of 0%; expected volatility of 0% to 92%; risk-free interest rates of 5.21% to 6.48%; and expected term of 5 years.

  As of December 31, 1998 and 1999, the weighted average remaining contractual life of the options is 9.8 and 8.8 years, respectively.

12. Employee Benefit Plan

  On September 16, 1998, the Company adopted the Network Access Solution, Inc. 401(k) Profit Sharing Plan and Trust (the Plan). As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Participants must be at least 21 years of age and may make voluntary contributions to the Plan of up to 15% of their compensation not to exceed the federally determined maximum allowable contribution. The Company is not obligated to make contributions or to match participant contributions. Participants incrementally vest in Company contributions on a straight-line basis over their first three years of employment. The Company did not make contributions to the Plan during 1998. During 1999 the Company contributed $403,726 to the Plan.

13. Segment Information

  In accordance with SFAS No. 131, the Company discloses certain segment information. The financial results of the Company's segments are presented on an accrual basis. The Company evaluates the performance of its segments and allocates resources to them based on gross profit. There are no intersegment revenues. The table below presents information about the reported gross profit
(loss) of the Company's reportable segments for the years ended December 31, 1997, 1998 and 1999. Asset information is not reported for the product sales and consulting services segments, as this data is not considered by the Company in making its decisions regarding operating matters.

                              Product Consulting Network   Reconciling
                               Sales   Services  Services     Items     Total
                              ------- ---------- --------  ----------- -------
                                     (unaudited; dollars in thousands)
As of and for the year ended
 December 31, 1997:
  Revenue...................  $ 8,150   $  791   $     4     $  --     $ 8,945
                              =======   ======   =======     ======    =======
  Gross Profit (1)..........  $   970   $  561   $     1     $  --     $ 1,532
                              =======   ======   =======     ======    =======
As of and for the year ended
 December 31, 1998:
  Revenue...................  $ 9,900   $1,428   $   311     $  --     $11,639
                              =======   ======   =======     ======    =======
  Gross profit (1)..........  $ 1,260   $  668   $   270     $  --     $ 2,198
                              =======   ======   =======     ======    =======
Property and equipment,
 net........................  $   --    $  --    $ 4,652     $  379    $ 5,031
                              =======   ======   =======     ======    =======
As of and for the year ended
 December 31, 1999:
  Revenue...................  $13,026   $2,593   $ 1,820     $  --     $17,439
                              =======   ======   =======     ======    =======
  Gross profit (loss) (1)...  $ 1,692   $  900   $(2,993)    $  --     $  (401)
                              =======   ======   =======     ======    =======
Property and equipment,
 net........................  $   --    $  --    $48,903     $6,195    $55,098
                              =======   ======   =======     ======    =======

--------
(1) Adjustments that are made to the total of the segments gross profit in order to arrive at income (loss) before income taxes are as follows:

                                          For the years ended December 31,
                                         -------------------------------------
                                            1997        1998          1999
                                         ----------- -----------  ------------
                                          (unaudited; dollars in thousands)
Gross profit (loss)..................... $    1,532  $     2,198  $       (401)
Operating expenses:
  Selling, general and administrative...      1,437        4,017        27,670
  Amortization of deferred
   compensation.........................        --           219         8,165
  Depreciation and amortization.........         12          130         5,195
                                         ----------  -----------  ------------
Income (loss) from operations...........         83       (2,168)      (41,431)
  Interest income.......................        --           145         2,095
  Interest expense......................         (5)         (81)       (1,023)
                                         ----------  -----------  ------------
Income (loss) before income taxes....... $       78  $    (2,104) $    (40,359)
                                         ==========  ===========  ============

14. Subsequent Events

  On February 8, 2000, the Company announced a strategic financing agreement with SBC Communications, Inc. (SBC) and Telefonos de Mexico, S.A. de C.V. (Telmex), in which both companies agreed to purchase a total of $150 million ($75 million each), of the Company's convertible preferred stock for $100 per share.

  Due to the Company's need to obtain regulatory approvals, the Company was not able to consummate the preferred stock sale upon execution of the strategic financing agreement. In order to provide the Company with financing to begin its strategic plan, SBC and Telmex loaned the Company a total of $30 million ($15 million each) until it received the necessary regulatory approvals to complete the preferred stock sale. The loans bore interest at a rate of prime plus 2% during the time they were outstanding. Upon obtaining the regulatory approval, the Company exchanged the loans for preferred stock and received the remaining proceeds upon the consummation of the preferred stock sale on March 7, 2000, net of the principal and accrued interest on these interim borrowings. In conjunction with the financing agreement, the Company executed a summary operating agreement with both SBC and Telmex, and intends to execute several definitive agreements with SBC and Telmex covering distinct operating areas during April 2000. In connection with the financing agreement, the Company also announced that it would be expanding its network into 20 additional markets in the southeastern and western regions of the United States. The proceeds from the preferred stock issuance will, in part, fund this expansion.

  The convertible preferred stock is non-voting pays a 7.0% dividend, which can be satisfied with either additional stock or cash. Each $100.00 share of preferred stock is convertible at any time at the election of the holder into
3.2258 shares of the Company's common stock, or a total of 4,838,700 common shares. The preferred stock may be called by the Company for mandatory conversion into its common stock at any time between two and five years after the original issue date, provided the Company's stock is trading above $31.00 per share. On each anniversary of the issue date, beginning on the second anniversary and ending on the seventh anniversary, the holders of the preferred stock may request that the Company redeem the shares for a cash amount equal to $100 per share plus unpaid dividends. The Company may postpone such right until the following year for all but the seventh year if its common stock share price is below $31.00 for a specified period preceding the anniversary date. The Company has agreed to use 50% of the proceeds from the preferred stock to more closely align its network and business operations with the future network and business operations of both SBC and Telmex. If SBC and Telmex convert their preferred stock positions into the Company's common stock, SBC will own approximately 4.8% and Telmex will own approximately 4.5% of the Company's equity on a fully diluted basis. SBC and Telmex have the right to maintain their percentage equity ownership interests in the Company's common stock through a right of primary offer mechanism in the financing agreement. This right permits them to purchase, in any subsequent offering of the Company's stock by the Company, on the same terms and conditions as the stock is offered to third parties, an amount of stock that will allow them to maintain their respective percentage ownership interests. Through a separate agreement with the Company's present principal stockholders, Spectrum Equity Investors II, L.P. and Jonathan P. Aust, the Company's Chief Executive Officer, SBC and Telmex also have a right of first offer to purchase, in certain circumstances, any shares that these stockholders may wish to sell in the future.

  On March 1, 2000, the Company adopted an Employee Stock Purchase Plan (ESPP). A total of 500,000 shares of common stock are initially available for issuance under the ESPP.

  The ESPP, which is intended to qualify under Section 423 of the IRS Code, will be implemented by a series of overlapping offering periods of 12 months' duration, with new offering periods, other than the first offering period, commencing on January 1 and July 1 of each year. Participants may not accrue payroll deductions exceeding $10,000 during any offering period.

  The purchase price per share at which shares will be sold in an offering under the ESPP will be the lower of 85% of the fair market value of a share of the Company's common stock on the first day of an offering period or 85% of the fair market value of a share of the Company's common stock on the last day of an offering period. The fair market value of the Company's common stock on a given date will be equal to the closing price of the Company's common stock on such date on The Nasdaq Stock Market, as reported in The Wall Street Journal.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Network Access Solutions Corporation:

  Our audits of the financial statements referred to in our report dated March 7, 2000, appearing in this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

                                          /s/ PricewaterhouseCoopers LLP

McLean, Virginia
March 7, 2000

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                   Balance
                                     at     Charged to             Balance at
                                  Beginning  Costs and               End of
                                  of Period  Expenses   Deductions   Period
                                  --------- ----------- ---------- -----------
Tax valuation allowance:
  Year ended December 31, 1997... $     --  $       --    $  --    $       --
  Year ended December 31, 1998... $     --  $   709,662   $  --    $   709,662
  Year ended December 31, 1999... $ 709,662 $12,218,890   $  --    $12,928,552
Allowance for doubtful accounts
receivable:
  Year ended December 31, 1997... $     --  $       --    $  --    $       --
  Year ended December 31, 1998... $     --  $    51,959   $  --    $    51,959
  Year ended December 31, 1999... $  51,959 $   324,440   $  --    $   376,399

  All other schedules are omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

  Inapplicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

  The following table shows information about our directors and executive officers as of March 15, 2000:

   Name                   Age                              Position
   ----                   ---                              --------
Jonathan P. Aust........   42 Chief Executive Officer and Chairman of the Board of Directors
Nicholas J. Williams....   52 President and Chief Operating Officer
Christopher J. Melnick..   34 Senior Vice President, Sales Development and Marketing and Director
Scott G. Yancey, Jr.....   47 Chief Financial Officer and Director
John J. Hackett.........   46 Senior Vice President, Sales and Marketing
Lester M. Lichter.......   53 Chief Information Officer
Worth D. MacMurray......   46 Vice President, Legal and Strategic Projects
Brian D. Roberts........   40 Vice President, Engineering and Operations
Brion B. Applegate......   46 Director
Dennis R. Patrick.......   48 Director

  Jonathan P. Aust has been our Chief Executive Officer since founding Network Access Solutions, with his wife Longma, in December 1994. In August 1998, Mr. Aust also became our President and Chairman of the Board of Directors, and served as our President until February 2000. Mr. Aust was the National Account Manager for AT&T Paradyne responsible for the Federal Reserve System from October 1987 to December 1994. From June 1982 to October 1987, Mr. Aust held numerous engineer and sales positions at Paradyne Corporation, a manufacturer of data communications equipment.

  Nicholas J. Williams has been our President and Chief Operating Officer since joining us in February 2000. Prior to joining us, Mr. Williams served as Chief Executive Officer and a member of the Board of Directors from July 1998, and as President from April 1997, of Premisys Communications, Inc., a manufacturer of integrated multiple access communications servers, until its acquisition by Zhone Technologies, Inc. in November 1999. Mr. Williams also served as Chief Operating Officer of Premisys between April 1997 and July 1998. From 1993 until his move to Premisys, Mr. Williams was Vice President and General Manager, International, of Tellabs, Inc., a telecommunications company, where he contributed to the growth of multiple product lines, including the DXX and wireless products.

  Christopher J. Melnick was our Chief Operating Officer from July 1998 to February 2000 when he became our Senior Vice President, Sales Development and Marketing, and has been a Director since August 1998. Mr. Melnick was the Vice President and General Manager for the Southeast Region of Level 3 Communications from March 1998 to July 1998. Mr. Melnick was a Vice President of Sales for Worldcom, and formerly, MFS Telcom, from September 1995 to March 1998. From June 1994 to September 1995, Mr. Melnick was a member of sales management at MFS Telcom.

  Scott G. Yancey, Jr. has been our Chief Financial Officer since joining us in July 1998 and a Director since August 1998. Mr. Yancey was the Chief Financial Officer and General Manager of the data division of Cable & Wireless USA, a telecommunications service provider, from July 1982 to May 1998.

  John J. Hackett has been our Senior Vice President, Sales and Marketing since joining us in February 1999. Mr. Hackett was the Division President of MCI WorldCom and MFS Telcom from September 1993 to February 1999 responsible for Sales and Customer Support.

  Lester M. Lichter has been our Chief Information Officer since October 1999. Prior to joining us, Mr. Lichter was Executive Vice President and Chief Information Officer of Excel Communications from November 1997 to February 1999, where he was responsible for developing information services solutions to support the company's business development activities. Mr. Lichter was Chief Information Officer of Cable & Wireless USA from June 1996 to November 1997. Before joining Cable & Wireless USA, Mr. Lichter was Vice President and Chief Information Officer of AT&T's Business Communications Systems group from December 1993 to May 1996.

  Worth D. MacMurray has been our Vice President, Legal and Strategic Projects, since joining us in September, 1999. Prior to joining us, Mr. MacMurray served as Vice President, Legal & Administration from November 1998 to August 1999 at Landmark Systems Corporation, a performance management software company. Prior to joining Landmark, Mr. MacMurray served as Vice President and General Counsel of Intersolv, Inc., a software tools company, from October 1997 to October 1998. From February 1988 to September 1997, Mr. MacMurray served in various legal capacities for GTSI, an information technology reseller, including as General Counsel.

  Brian D. Roberts has been our Vice President for Engineering and Operations since August 1999. Prior to joining us, Mr. Roberts was Managing Partner for Network Solutions in the Mid-Atlantic Region for USWeb/CKS from February 1998 to August 1999. Mr. Roberts was Vice President for Engineering and Operations for ACSI Advanced Data Systems Division (now e.spire Communications, Inc.) from November 1997 to February 1999. Before joining ACSI, Mr. Roberts was Vice President for Operations and Data Services at MFS Communications (now MCI WorldCom) from August 1992 to April 1997.

  Brion B. Applegate has been a Director of Network Access Solutions since August 1998. Mr. Applegate is a co-founder and has been a Managing General Partner of Spectrum, a private equity fund, since March 1993. Mr. Applegate is a director of Tut Systems, Inc., a provider of broadband access services to multi-tenant buildings.

  Dennis R. Patrick has been a Director of Network Access Solutions since April 1999. Since February 2000, Mr. Patrick has been the President of AOL Wireless (a division of AOL Online, Inc.), a deliverer of AOL content and services to wireless devices. In addition, Mr. Patrick is and has been the President and Chief Executive Officer of Patrick Communications Inc. and Doeg Hill Ventures LLC since November 1997. Patrick Communications provides analysis of investment opportunities in the telecommunications and media industries to a select group of clients. Doeg Hill Ventures is a closely held venture capital enterprise focusing on early stage investments in the telecommunications industry. Mr. Patrick was the founder and Chief Executive Officer of Milliwave LP, a local exchange telephone company using digital radio frequencies to transmit data, from June 1995 to January 1997. Milliwave was acquired by Winstar Communications in January 1997, and Mr. Patrick served on the board of directors of the combined entity until September 1997. From February 1990 to December 1995, Mr. Patrick served as Chief Executive Officer of Time Warner Telecommunications, a division of Time Warner Entertainment. From November 1983 to August 1989, Mr. Patrick was a Commissioner and then Chairman of the FCC.

  Our executive officers are elected by our board of directors and serve at its discretion. There are no family relationships among our executive officers and directors.

  Our certificate of incorporation and bylaws provide for a classified board of directors consisting of three classes of directors, each serving three-year terms. As a result, a portion of our board of directors will be elected each year. Prior to consummation of our initial public offering on June 3, 1999, two of the nominees to the board were elected to a one-year term, two were elected to two-year terms and one was elected to a three-year term. Thereafter, directors will be elected for three-year terms. Messrs. Yancey and Melnick are Class I directors with terms expiring at the 2000 annual meeting of stockholders, Messrs. Applegate and Patrick are Class II directors, with terms expiring at the 2001 annual meeting of stockholders, and Mr. Aust is Class III director, with a term expiring at the 2002 annual meeting of stockholders.

Board Committees

  Our board of directors established an audit committee in April 1999. The audit committee consists of Messrs. Applegate and Patrick. The responsibilities of the audit committee include:

     . recommending to our board of directors the independent public accountants to conduct the annual audit of our books and records;

     .  reviewing the proposed scope of the audit;

     .  approving the audit fees to be paid;

     . reviewing accounting and financial controls with the independent public accountants and our financial and accounting staff; and

     . reviewing and approving transactions between us and our directors, officers and affiliates.

  Our board of directors established a compensation committee in August 1998. The compensation committee consists of Messrs. Aust, Applegate and Patrick. The compensation committee determines the compensation of our executive officers and administers our stock plans and generally reviews our compensation plans to ensure that they meet our objectives. Mr. Aust does not participate in decisions regarding his own compensation.

Compensation Committee Interlocks and Insider Participation

  During 1999, members of our compensation committee were Messrs. Aust and Applegate. None of our executive officers has served as a member of the compensation committee or other committee serving an equivalent function of any other entity, whose executive officers served as a director of or member of our compensation committee. Mr. Aust is our Chief Executive Officer. Mr. Applegate is the Managing General Partner of Spectrum, which is a holder of approximately 42.2% of our common stock. See "Related Transactions and Relationships" for a description of transactions between our company and Mr. Aust, and between our company and Spectrum.

Directors' Compensation

  Our directors have received no compensation for serving as directors. We reimburse our directors for reasonable expenses they incur to attend board and committee meetings. Our non-employee directors are eligible to receive grants of options to acquire our common stock under our stock incentive plan. In April 1999, we granted an option to acquire 250,000 shares of our common stock at a price of $6.67 per share to Mr. Patrick. On June 3, 1999, Mr. Patrick received an option to purchase an additional 407,500 shares of common stock at an exercise price equal to $3.00 per share. Mr. Patrick exercised the option to acquire 250,000 shares of our common stock on June 3, 1999. The options granted to Mr. Patrick vested immediately upon the completion of our initial public offering on June 3, 1999.

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934 requires our directors and officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC reports concerning their beneficial ownership of our equity securities. Pursuant to Item 405 of Regulation S-K, we have an affirmative duty to provide disclosure of "insiders" who do not timely file such reports. To our knowledge, based solely on our review of the copies of such forms received by us from its directors, officers and greater than 10% beneficial owners, Messrs. MacMurray, Melnick, Yancey and Williams each filed on an untimely timely basis one report, each containing one transaction relating to common stock beneficially owned by them.

Item 11. Executive Compensation.

Executive Compensation

  Summary Compensation Table. The following table summarizes the compensation paid to our chief executive officer and the three other executive officers whose total salary and bonus exceeded $100,000 during 1999, whom we identify as "named executive officers":

                                                                         Long-Term
                                         Annual Compensation            Compensation
                                 -------------------------------------- ------------
                                                           Other Annual  Securities
                                       Salary      Bonus   Compensation  Underlying   All Other
  Name and Principal Position    Year   (1)         (2)        (3)        Options    Compensation
  ---------------------------    ---- --------    -------- ------------ ------------ ------------
Jonathan P. Aust...............  1999 $362,500    $274,867     --              --        --
 Chief Executive Officer and     1998  122,922     135,000     --              --        --
 Chairman of the Board of Di-    1997   54,000     139,650     --              --        --
 rectors
Christopher J. Melnick.........  1999  200,000      20,000     --              --        --
 Senior Vice President,          1998  101,624(4)      --      --        3,150,000       --
 Sales Department and Marketing  1997      --          --      --              --        --
Scott G. Yancey, Jr............  1999  191,667      15,000     --              --        --
 Chief Financial Officer         1998   75,000(4)      --      --        2,250,000       --
                                 1997      --          --      --              --        --
John J. Hackett................  1999  145,833(4)      --      --        1,350,000       --
 Senior Vice President,          1998      --          --      --              --        --
 Sales and Marketing             1997      --          --      --              --        --

--------
(1) Includes amounts, if any, deferred by the named executive officer pursuant to our 401(k) plan.
(2) Bonuses are based on corporate and individual performance.
(3) Pursuant to SEC rules, perquisites not exceeding the lesser of $50,000 or 10% of a named executive officer's combined salary and bonus are not required to be reported.
(4) Represents compensation for that portion of the year in which the officer commenced employment with us.

  Options Grants in 1999. The following table shows information about our grants of options to purchase our common stock made to the named executive officers during 1999:

                                                                            Potential Realizable
                                                                           Value at Assumed Annual
                                                                               Rates of Stock
                                                                           Price Appreciation for
                                         Individual Grants                     Option Term(5)
                          ------------------------------------------------ -----------------------
                          Number of
                          Securities  Percent of
                          Underlying Total Options   Exercise
                           Options    Granted to     or Base
                           Granted     Employees      Price     Expiration
                             (1)      in 1999(2)   ($/share)(3)  Date(4)       5%          10%
                          ---------- ------------- ------------ ---------- ----------- -----------
Jonathan P. Aust........        --        --             --          --            --          --
Christopher J. Melnick..        --        --             --          --            --          --
Scott G. Yancey, Jr.....        --        --             --          --            --          --
John J. Hackett.........  1,350,000      28.6%        $12.00      3/1/09   $10,192,500 $25,812,000

--------
(1) All options were granted under our 1998 stock incentive plan. All options were incentive stock options that vest over time. Generally, these options vest in quarterly installments over 36 to 48 months. All of these options immediately vest in the event of a change in control of our company. If a majority of our stockholders elect to sell all or part of our company, then the option holder is required to sell an equivalent percentage of the shares underlying the option.

(2) Based on options to purchase 4,720,100 shares of our common stock granted to employees in 1999.
(3) Based on our initial public offering price, in accordance with SEC guidance on treatment of options granted prior to our initial public offering.
(4) The options have ten-year terms, subject to earlier termination upon death, disability or termination of employment.
(5) We recommend caution in interpreting the financial significance of the figures representing the potential realizable value of the stock options. They are calculated by multiplying the number of options granted by the difference between a future hypothetical stock price and the option exercise price and are shown pursuant to rules of the SEC. They assume the fair value of common stock appreciates 5% or 10% each year, compounded annually, for ten years (the term of each option). They are not intended to forecast possible future appreciation, if any, of our stock price or to establish a present value of options. Also, if appreciation does occur at the 5% or 10% per year rate, the amounts shown would not be realized by the recipients until the year 2009. Depending on inflation rates, these amounts may be worth significantly less in 2009, in real terms, than their value today.

  Aggregated Option Exercises in 1999 and Option Values at December 31, 1999. The following table sets forth information with respect to the named executive officers concerning the exercise of options during the year ended, and unexercised options held as of, December 31, 1999:

                                                 Number of Securities    Value of Unexercised In-
                                                Underlying Unexercised     the-Money Options at
                                                  Options at 12/31/99           12/31/99(2)
                                               ------------------------- -------------------------
                           Shares
                           Acquired   Value
                             on      Realized
          Name            Exercise      (1)    Exercisable Unexercisable Exercisable Unexercisable
          ----            --------- ---------- ----------- ------------- ----------- -------------
Jonathan P. Aust........        --          --         --           --            --           --
Christopher M. Melnick..   100,000  $1,438,010  1,212,500    1,837,500   $40,012,500  $60,637,500
Scott G. Yancey, Jr.....    30,000     327,333    907,500    1,312,500    29,947,500   43,312,500
John J. Hackett.........        --          --    253,125    1,096,875     8,353,125   36,196,875

--------
(1) Represents the excess of the market value of the shares acquired upon exercise of such options over the exercise price of such options.

(2) Represents the excess of the market value of the shares subject to such options over the exercise price of such options.

  No compensation intended to serve as incentive for performance to occur over a period longer than one year was paid pursuant to a long-term incentive plan during the last year to any of the named executive officers.

  Employment Arrangements. We have entered into employment agreements with each of the named executive officers. Each of these agreements has an initial term of four years, subject to earlier termination upon 30 days prior notice. The term of each agreement is automatically extended for additional one-year terms unless we or the executive elects to terminate the agreement within 30 days before the end of the current term. Under these agreements, these executives receive an initial annual base salary that will be increased by at least 5% each year, based upon performance objectives set by our board of directors. These executives also receive an annual bonus of up to 20% of the executive's then current salary. The bonus is payable in cash, stock or a combination of both at the election of our board of directors. The executives have received options to acquire shares of our common stock that vest in quarterly installments over either three or four years from the date of grant. The following table shows information about the current compensation arrangements we have with our named executive officers:

                                    Current Annual   Maximum    Options Granted
                                     Base Salary   Annual Bonus    (Shares)
                                    -------------- ------------ ---------------
Jonathan P. Aust...................    $450,000         20%              --
Christopher J. Melnick.............     200,000         20         3,150,000
Scott G. Yancey, Jr. ..............     200,000         20         2,250,000
John J. Hackett....................     175,000         20         1,350,000

  The annual bonus and any salary increase for Mr. Aust are determined by our compensation committee on an annual basis, and Mr. Aust does not participate in decisions regarding his own compensation.

  If, during the term of one of these employment agreements, we terminate the executive's employment without cause or the executive terminates his employment for good reason, then the executive will be entitled to receive his base salary, bonus and all employee benefits for a period of one year from the date of the termination of employment.

  Under the terms of these agreements, these executives have agreed to preserve the confidentiality and the proprietary nature of all information relating to our business during the term of the agreement and after the agreement ends indefinitely. In addition, each of these executives has agreed to non-competition and non-solicitation provisions that will be in effect during the term of his agreement and for one year after the agreement ends.

  We require all of our employees to sign agreements that prohibit the employee from directly or indirectly competing with us while they are employed by us and generally for a period of one year thereafter. We require all of our employees to sign agreements that prohibit the disclosure of our confidential or proprietary information.

1998 Stock Incentive Plan. Our stock incentive plan authorizes the grant of:

     .  stock options;

     .  stock appreciation rights;

     .  stock awards;

     .  phantom stock; and

     .  performance awards.

  The compensation committee of our board of directors administers our stock incentive plan. The committee has sole power and authority, consistent with the provisions of our stock incentive plan, to determine which eligible participants will receive awards, the form of the awards and the number of shares of our common stock covered by each award. The committee may impose terms, limits, restrictions and conditions upon awards, and may modify, amend, extend or renew awards, to accelerate or change the exercise timing of awards or to waive any restrictions or conditions to an award.

  The maximum number of shares available for issuance under our stock incentive plan is 13,250,000. As of March 15, 2000, we had 10,645,005 shares of common stock subject to outstanding options at a weighted average exercise price of $4.23 per share.

  Stock Options. Our stock incentive plan permits the granting of options to purchase shares of our common stock intended to qualify as incentive stock options under the Internal Revenue Code and stock options that do not qualify as incentive options. The option exercise price of each option will be determined by the committee. The term of each option will be fixed by the committee. The committee will determine at what time or times each option may be exercised and the period of time, if any, after retirement, death, disability or termination of employment during which options may be exercised.

  Stock Appreciation Rights. The committee may grant a right to receive a number of shares or, in the discretion of the committee, an amount in cash or a combination of shares and cash, based on the increase in the fair market value of the shares underlying the right during a stated period specified by the committee.

  Stock Awards. The committee may award shares of our common stock to participants at no cost or for a purchase price. These stock awards may be subject to restrictions or may be free from any restrictions under our stock incentive plan. The committee shall determine the applicable restrictions. The purchase price of the shares of our common stock will be determined by the committee.

  Phantom Stock. The committee may grant stock equivalent rights, or phantom stock, which entitle the recipient to receive credits that are ultimately payable in the form of cash, shares of our common stock or a combination of both. Phantom stock does not entitle the holder to any rights as a stockholder.

  Performance Awards. The committee may grant performance awards to participants entitling the participants to receive cash, shares of our common stock, or a combination of both, upon the achievement of performance goals and other conditions determined by the committee. The performance goals may be based on our operating income, or on one or more other business criteria selected by the committee.

  Employee Stock Purchase Plan. On March 1, 2000, we adopted an Employee Stock Purchase Plan, or ESPP. A total of 500,000 shares of common stock are initially reserved for issuance under the ESPP.

  The ESPP, which is intended to qualify under Section 423 of the IRS Code, will be implemented by a series of overlapping offering periods of 12 months' duration each. New offering periods, other than the first offering period, will commence on January 1 and July 1 of each year. Participants will not be permitted to accumulate payroll deductions that exceed $10,000 during any offering period.

  The purchase price per share at which shares will be sold in an offering under the ESPP will be the lower of 85% of the fair market value of a share of our common stock on the first day of an offering period or 85% of the fair market value of a share of our common stock on the last day of an offering period. The fair market value of our common stock on a given date will be equal to the closing price of our common stock on such date on the Nasdaq National Market, as reported in The Wall Street Journal.

  Implementation of the ESPP will require approval of a majority of our shareholders, a vote of whom will be taken at our scheduled June 6, 2000 annual meeting.

  The following performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

                               PERFORMANCE GRAPH

  The following graph compares the annual percentage change in the cumulative total return on our common stock with the cumulative total return of the Nasdaq Composite Index and a Peer Index of companies with the same four-digit standard industrial classification (SIC) code as the Company (SIC Code 4813 -- Telephone Communications Except Radiotelephone) for the period commencing June 4, 1999 (the date of our initial public offering) and ending December 31, 1999. The stock price performance shown on the graph below assumes: (i) $100 invested on June 4, 1999 in our common stock and in the stocks of the companies comprising the Nasdaq Composite Index and the Peer Group Index; and
(ii) immediate reinvestment of all dividends. This stock price performance is not necessarily indicative of future price performance.

                           6/4/99 6/30/99 7/31/99 8/30/99 9/30/99 10/29/99 11/30/99 12/31/99
--------------------------------------------------------------------------------------------
  NASC.................    100.00 110.36  113.47  118.13  109.84   107.25   173.06   273.58
--------------------------------------------------------------------------------------------
  Peer Group Index.......  100.00 109.07  103.89   96.68   97.77   107.92   120.08   132.63
--------------------------------------------------------------------------------------------
  Nasdaq Index...........  100.00 108.54  106.61  110.27  110.43   118.97   133.06   162.68

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  The following shows the number and percentage of outstanding shares of our common stock that were owned as of March 15, 2000 by:

     . all persons known to us to beneficially own more that 5% of our common stock;

     .  each director and named executive officer; and

     .  all directors and executive officers as a group.

  An asterisk indicates ownership of less than 1%.

  As of March 15, 2000, there were 46,760,750 shares of our common stock outstanding.

                                                             Shares
                                                          Beneficially
Name of Beneficial Owner(1)                                 Owned(2)   Percent
---------------------------                               ------------ -------
Brion B. Applegate / Spectrum Equity Investors II,         19,737,601   42.2%
 L.P.(3).................................................
 245 Lytton Avenue
 Palo Alto, CA 94301
Jonathan P. Aust(4)......................................   9,387,000   20.1
FBR Technology Venture Partners, LP......................   3,495,000    7.5
 1001 19th Street
 Arlington, VA 22209
SBC Communications Inc.(5)...............................   2,956,984    6.0
 175 E. Houston Street
 San Antonio, TX 78205
Telefonos de Mexico, S.A. de C.V.(6).....................   2,777,773    5.6
 Parque Via 198
 Oficina 701
 Col Cuauhtemoc
 Mexico City DF 06599
 Mexico
Christopher J. Melnick(7)................................   1,837,499    3.9
Scott G. Yancey, Jr.(8)..................................   1,312,500    2.7
Dennis R. Patrick(9).....................................     657,500    1.4
John J. Hackett(10)......................................     337,500      *
All executive officers and directors as a group                         67.2
 (10 persons)(11)........................................  33,325,849

--------
 (1) The address of Messrs. Aust, Hackett, Melnick, Patrick and Yancey is 100 Carpenter Drive, Sterling, Virginia 20164.
 (2) The number of shares beneficially owned by each person includes outstanding shares of our common stock and shares of our common stock issuable upon conversion of our Series B preferred stock and exercise of stock options exercisable within 60 days of March 15, 2000.
 (3) Spectrum Equity Investors II, L.P. is under common control with SEA 1998 II, L.P., or SEA, and, therefore, beneficial ownership of the shares of our common stock owned by SEA is attributed to Spectrum Equity Investors. Mr. Applegate is a Managing General Partner of Spectrum Equity Investors and, therefore, beneficial ownership of the shares of our common stock owned by Spectrum Equity Investors is attributed to Mr. Applegate.
 (4) Includes 374,999 shares held by the Jonathan P. Aust Grantor Retained Annuity Trust, 5,962,660 shares held by Longma M. Aust, Mr. Aust's wife, and 375,001 shares held by the Longma M. Aust Grantor Retained Annuity Trust.
 (5) Includes shares issuable upon conversion of 750,000 shares of our Series B preferred stock. As reported in the Schedule 13-D dated March 8, 2000, filed by SBC Communications Inc.

 (6) Includes shares issuable upon conversion of 750,000 shares of our Series B preferred stock. As reported in the Schedule 13-G dated March 17, filed by Carlos Slim Helu, Telefonos de Mexico, S.A. de C.V., or Telmex Parent, is the beneficial owner of 2,777,773 shares. Of such 2,777,773 shares, Telmex Communications, LLC is the beneficial owner of 2,419,350 shares, which it has the right to acquire upon conversion of 750,000 shares of our Series B preferred stock owned by it. The shares beneficially owned by Telmex Parent are owned indirectly through Telmex Communications, L.L.C. and Inmobiliaria Aztlan, S.A. de C.V., each a wholly-owned subsidiary of Telmex Parent. Carso Global Telecom, S.A. de C.V. , or CGT, is the beneficial owner of the 2,777,773 shares. Each of Carlos Slim Helu, Carlos Slim Domit, Marco Antonio Slim Domit, Patrick Slim Domit, Maria Soumaya Slim Domit, Vanessa Paolo Slim Domit and Johanna Monique Slim Domit, which we collectively refer to as the Slim Family, as majority owners of CGT, are the beneficial owners of 2,777,773 shares, and has shared power to dispose of such shares. CGT may be deemed to control Telmex Parent through the regular voting shares of Telmex Parent that it owns directly, as well as through its interest in a trust, which we refer to as the Control Trust, that owns all of the outstanding Series AA shares of Telmex Parent, or AA Shares. The principal beneficiaries of the Control Trust are CGT, which owns a 45.0% economic and voting interest in the trust, SBC, which owns a 24.5% economic and voting interest in the trust, and France Telecom, which owns a 24.5% economic and voting interest in the trust. Under the terms of the Control Trust, the trustee must vote all shares held in the Control Trust as instructed by a simple majority of the members of a technical committee appointed by the trust's beneficiaries (except in the case of certain significant corporate matters). The Control Trust entitles CGT to appoint a majority of the members of such technical committee; therefore, CGT may be deemed to control the Control Trust. Through its ownership of all the outstanding AA Shares, the Control Trust owns a majority of Telmex Parent's outstanding regular voting equity securities. Therefore, through the Control Trust, CGT may be deemed to control Telmex Parent. All information presented in this footnote relating to Telmex Parent, Telmex Communications, LLC, Inmobiliaria Aztlan, S.A. de C.V., CGT and the Slim Family is based solely on the Schedule 13-G filed by Carlos Slim Helu.
 (7) Includes 712,502 shares issuable upon exercise of options to acquire our common stock.
 (8) Includes 1,282,500 shares issuable upon exercise of options to acquire our common stock.
 (9) Includes 407,500 shares issuable upon exercise of options to acquire our common stock.
(10) Includes 337,500 shares issuable upon exercise of options to acquire our common stock.
(11) Includes 2,796,251 shares issuable upon exercise of options to acquire our common stock that are held by Messrs. Hackett, Lichter, MacMurray, Melnick, Patrick, Roberts and Yancey.

Item 13. Certain Relationships and Related Transactions.

  In August 1998, we entered into a Series A Preferred Stock Purchase Agreement with Spectrum, FBR Technology Venture Partners, LLC, or FBR, and other investors and issued a total of 10,000,000 shares of mandatorily redeemable preferred stock and 22,050,000 shares of common stock in exchange for $10,004,900. Pursuant to this agreement, we issued to Spectrum and its affiliates 8,470,000 shares of our Series A preferred stock and 18,676,350 shares of our common stock in exchange for an aggregate purchase price of $8,474,150. As of March 15, 2000, Spectrum beneficially owned 42.2% of our common stock. Brion B. Applegate, a Managing General Partner of Spectrum, is a member of our board of directors. We also issued to FBR 1,500,000 shares of our Series A preferred stock and 3,307,500 shares of our common stock in exchange for an aggregate purchase price of $1,500,735. As of March 15, 2000, FBR owned 7.5% of our common stock.

  In March 1999, we entered into a note purchase agreement with Spectrum and FBR. Pursuant to this agreement, Spectrum purchased a convertible note in the principal amount of $4,250,000, and FBR purchased a convertible note in the principal amount of $750,000. The principal of and interest on the notes were converted into 416,667 shares of our common stock upon the closing of our initial public offering. Pursuant to our amended note purchase agreement, Spectrum purchased an additional convertible note in the principal amount of $4,250,000 and FBR purchased an additional convertible note in the principal amount of $750,000 on May 17, 1999. Those notes converted into an aggregate of 416,667 shares of our common stock upon the closing of the initial public offering on June 3, 1999.

  In March 1999, we amended our certificate of incorporation to modify the terms of our then outstanding Series A preferred stock. Upon completion of our initial public offering on June 3, 1999, 50% of our Series A redeemable preferred stock was cancelled and ceased to exist without compensation or recourse, and the remaining shares of Series A preferred stock were converted into 416,667 shares of our common stock.

  Following the sale of our Series A preferred stock in August 1998, we repurchased some of the shares of our common stock held by James A. Aust, Jonathan P. Aust, Longma M. Aust and Stephen C. Aust. We repurchased 1,350,000 shares of our common stock for an aggregate purchase price of $300,000 from James A. Aust. We repurchased 1,953,950 shares of our common stock for an aggregate purchase price of $434,211 from Jonathan P. Aust. We repurchased 3,986,051 shares of our common stock for an aggregate purchase price of $885,789 from Longma M. Aust. We repurchased 1,260,000 shares of our common stock for an aggregate purchase price of $280,000 from Stephen C. Aust. Jonathan P. Aust and Longma M. Aust are husband and wife. James A. Aust, Jonathan P. Aust and Stephen C. Aust are brothers.

  In March 1999, we issued an option to purchase 1,350,000 shares of our common stock at an exercise price of $0.09 per share to Mr. Hackett, our Vice President, Sales and Marketing. In August 1999, we issued options to purchase 125,000 shares of common stock at an exercise price of $5.12 to both Mr. MacMurray, our Vice President, Legal and Strategic Projects, and Mr. Roberts, our Vice President, Engineering and Operations. In October 1999, we issued an option to purchase 75,000 shares of our common stock at an exercise price of $12.62 to Mr. Lichter, our Chief Information Officer. We have also granted options to acquire shares of our common stock to Messrs. Patrick, James A. Aust and Melnick that are described under "Item 10--Directors and Executive Officers of the Registrant--Directors' Compensation" and "Management--Executive Compensation." We have entered into employment agreements with each of the named executive officers. For details of these agreements, see "Item 11-- Executive Compensation."

  In November 1998, we entered into an agreement with a software and service provider to support its DSL services. Spectrum, our single largest shareholder, is also a shareholder of this software and service provider. Under the terms of the agreement, software licensing and service fees were $1,023,700 which were payable through a $185,000 deposit which was made upon signing the agreement, $402,700 due upon project completion, and $436,000 payable within twenty-four months of project completion. Amounts not paid within

30 days of project completion accrue interest at a rate of 10%. We commenced implementing the software and support service in 1999. As of December 31, 1999, all fees under this agreement had been paid.

  We believe that the transactions discussed above were made on terms no less favorable to us than would have been obtained from unaffiliated third parties. We have adopted a policy that requires all future transactions between us and our officers, directors and affiliates to be on terms no less favorable than could be obtained from unrelated third parties. These transactions must be approved by a majority of the disinterested members of our board of directors.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1) Financial Statements

  See the Index included in Item 8 on Page 41 of this Form 10-K.

  (2) Financial Statement Schedules

  See the Index included in Item 8 on page 41 of this Form 10-K.

  (3) Exhibits

 Exhibit No. Description
 ----------- -----------
  3.1/2/     Amended and Restated Certificate of Incorporation of the Company
  3.2/2/     Amended and Restated By-Laws of the Company
  3.3        Certificate of the Designations, Voting Powers, Preferences and
             Relative, Participating, Optional or Other Special Rights of
             Preferred Stock and Qualifications, Limitations or Restrictions
             Thereof dated February 4, 2000
  4.1/2/     Specimen stock certificate for shares of Common Stock of the
             Company
  4.2        Specimen stock certificate for shares of Series B Preferred Stock of the Company
 10.1/2/,/3/ Master Equipment Lease Agreement dated November 17, 1998, by and between the Company and Paradyne Credit Corporation
 10.2/2/,/3/ Purchase and Sale Agreement dated as of October 16, 1998, by and between the Company and Ascend Communications, Inc., as amended
 10.3/2/     Master Lease Agreement dated October 9, 1998, by and between the
             Company and Ascend Credit Corporation
 10.4/2/     Promissory Note dated October 16, 1998, by and between the Company and Ascend Communications, Inc., as amended
 10.5/2/     Commercial Lease dated February 24, 1997, by and between the
             Company, Sterling/Gunston Limited Partnership and Bernstein
             Management Corporation
 10.5.1/2/   First Lease Amendment dated June 26, 1998, by and between the
             Company and Sterling/Gunston LLC
 10.5.2/2/   Third Lease Amendment dated February 1, 1999, by and between the
             Company and Sterling/Gunston LLC
 10.6/2/     Sublease dated August 31, 1998, by and between the Company and
             U.S. Interactive, Inc.
 10.7/2/     Letter of Intent dated March 2, 1999 by and between the Company and Trans Dulles Center, Inc.
 10.8/2/     Employment Agreement dated as of August 16, 1998, by and between the Company and Jonathan P. Aust
 10.9/2/     Employment Agreement dated as of July 13, 1998, by and between the
             Company and Christopher J. Melnick
 10.10/2/    Employment Agreement dated as of July 13, 1998, by and between the
             Company and Scott G. Yancey, Jr.
 10.11/2/    Employment Agreement dated as of August 18, 1998, by and between the Company and James A. Aust
 10.12/2/    Employment Agreement dated as of March 1, 1999, by and between the
             Company and John J. Hackett
 10.13/2/    1998 Stock Incentive Plan, as amended
 10.14/2/    Incentive Stock Option Grant Agreement dated July 23, 1998, by and between the Company and Scott G. Yancey, Jr., as amended
 10.15/2/    Incentive Stock Option Grant Agreement dated July 23, 1998, by and between the Company and Christopher J. Melnick, as amended

 Exhibit No. Description
 ----------- -----------
 10.16/2/    Incentive Stock Option Grant Agreement dated November 1, 1998, by and between the Company and James A. Aust
 10.17/2/    Incentive Stock Option Grant Agreement dated March 30, 1999, by and between the Company and John J. Hackett
 10.18/2/    Deferred Compensation Agreement dated June 1, 1997, by and between the Company and Jonathan P. Aust
 10.19/2/    Deferred Compensation Agreement dated June 1, 1997, by and between the Company and James A. Aust
 10.20/2/    Repurchase Agreement dated August 6, 1998, by and between the
             Company and Longma M. Aust, Jonathan P. Aust, James A. Aust and
             Stephen L. Aust
 10.21/2/    Investor Rights Agreement dated August 6, 1998, by and between the
             Company, Spectrum Equity Investors II, L.P., SEA 1998 II, L.P.,
             FBR Technology Venture Partners L.P. and W2 Venture Partners, LLC,
             as amended
 10.22/2/    Series A Preferred Stock Purchase Agreement dated August 6, 1998, by and between the Company, Spectrum Equity Investors II, L.P.,
             SEA 1998 II, L.P., FBR Technology Venture Partners L.P. and W2
             Venture Partners, LLC
 10.23/2/    Amended and Restated Note Purchase Agreement dated as of March 31,
             1999 and amended as of May 11, 1999, by and between the Company,
             Spectrum Equity Investors II, L.P. and FBR Technology Venture
             Partners L.P.
 10.24/2/    Amended and Restated Convertible Note dated as of March 31, 1999, by and between the Company and Spectrum Equity Investors II, L.P.
 10.25/2/    Amended and Restated Convertible Note dated as of March 31, 1999, by and between the Company and FBR Technology Venture Partners
             L.P.
 10.26/2/    Nonqualified Stock Option Grant Agreement dated April 1, 1999, by and between the Company and Dennis R. Patrick
 10.27/2/    Deed of Lease dated April 8, 1999, by and between the Company and
             TransDulles Center, Inc.
 10.28/2/    Letter Agreement dated May 6, 1999, by and between the Company and
             SBC Communications Inc.
 10.29/2/    Letter Agreement dated May 7, 1999, by and between the Company and
             Telefonos de Mexico, S.A. de C.V.
 10.30/2/    Letter Agreement dated May 10, 1999, by and between the Company and DSL Solutions, Inc. d/b/a DSL Networks
 10.31/1/    Employment Agreement dated as of September 13, 1999 by and between the Company and Worth D. MacMurray
 10.32/1/    Nonqualified Stock Option Grant Agreement dated August 9, 1999 by and between the Company and Worth D. MacMurray
 10.33       Lease Agreement by and between Dulles Tech, Inc. and the Company dated October 27, 1999
 10.34       Stock Purchase Agreement dated February 4, 2000 by and between the
             Company and SBC Communications Inc.
 10.35       Stock Purchase Agreement dated February 4, 2000 by and between the
             Company and Telefonos de Mexico, S.A. de C.V.
 10.36       Summary of Operating Agreement dated February 4, 2000 by and between the Company and each of SBC Telecom, Inc. and Telefonos de
             Mexico, S.A. de C.V.
 10.37       Employee Stock Purchase Plan
 23.1        Consent of PricewaterhouseCoopers, LLP
 27          Financial Data Schedule

--------
/1 /Incorporated by reference to the Company's Registration Statement on Form
   S-1 (No. 333-93455).
/2 /Incorporated by reference to the Company's Registration Statement on Form
   S-1 (No. 333-74679).
/3 /Confidential portions omitted and supplied separately to the Securities and Exchange Commission.

(b) Reports on Form 8-K

  None.

(c) Exhibits

  See the list of Exhibits in Item 14(a)(3) beginning on Page 74 of this Form 10-K.

(d) Financial Statement Schedules

  See the Index included in Item 8 on page 41 of this Form 10-K.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sterling, Commonwealth of Virginia.

                                          Network Access Solutions Corporation

Dated: March 27, 2000                              /s/ Jonathan P. Aust
                                          By: _________________________________
                                                     Jonathan P. Aust,
                                               Chairman and Chief Executive
                                                          Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----
       /s/ Jonathan P. Aust            Chairman and Chief           March 27, 2000
______________________________________  Executive Officer
           Jonathan P. Aust             (Principal Executive
                                        Officer) and a Director
     /s/ Scott G. Yancey, Jr.          Chief Financial Officer      March 27, 2000
______________________________________  (Principal Financial and
         Scott G. Yancey, Jr.           Accounting Officer)
                                        and a Director
      /s/ Brion B. Applegate           Director                     March 27, 2000
______________________________________
          Brion B. Applegate
    /s/ Christopher J. Melnick         Director                     March 27, 2000
______________________________________
        Christopher J. Melnick
      /s/ Dennis R. Patrick            Director                     March 27, 2000
______________________________________
          Dennis R. Patrick

                                 EXHIBIT INDEX

 Exhibit No. Description
 ----------- -----------
  3.1/2/     Amended and Restated Certificate of Incorporation of the Company
  3.2/2/     Amended and Restated By-Laws of the Company
  3.3        Certificate of the Designations, Voting Powers, Preferences and
             Relative, Participating, Optional or Other Special Rights of
             Preferred Stock and Qualifications, Limitations or Restrictions
             Thereof dated February 4, 2000
  4.1/2/     Specimen stock certificate for shares of Common Stock of the
             Company
  4.2        Specimen stock certificate for shares of Series B Preferred Stock of the Company
 10.1/2/,/3/ Master Equipment Lease Agreement dated November 17, 1998, by and between the Company and Paradyne Credit Corporation
 10.2/2/,/3/ Purchase and Sale Agreement dated as of October 16, 1998, by and between the Company and Ascend Communications, Inc., as amended
 10.3/2/     Master Lease Agreement dated October 9, 1998, by and between the
             Company and Ascend Credit Corporation
 10.4/2/     Promissory Note dated October 16, 1998, by and between the Company and Ascend Communications, Inc., as amended
 10.5/2/     Commercial Lease dated February 24, 1997, by and between the
             Company, Sterling/Gunston Limited Partnership and Bernstein
             Management Corporation
 10.5.1/2/   First Lease Amendment dated June 26, 1998, by and between the
             Company and Sterling/Gunston LLC
 10.5.2/2/   Third Lease Amendment dated February 1, 1999, by and between the
             Company and Sterling/Gunston LLC
 10.6/2/     Sublease dated August 31, 1998, by and between the Company and
             U.S. Interactive, Inc.
 10.7/2/     Letter of Intent dated March 2, 1999 by and between the Company and Trans Dulles Center, Inc.
 10.8/2/     Employment Agreement dated as of August 16, 1998, by and between the Company and Jonathan P. Aust
 10.9/2/     Employment Agreement dated as of July 13, 1998, by and between the
             Company and Christopher J. Melnick
 10.10/2/    Employment Agreement dated as of July 13, 1998, by and between the
             Company and Scott G. Yancey, Jr.
 10.11/2/    Employment Agreement dated as of August 18, 1998, by and between the Company and James A. Aust
 10.12/2/    Employment Agreement dated as of March 1, 1999, by and between the
             Company and John J. Hackett
 10.13/2/    1998 Stock Incentive Plan, as amended
 10.14/2/    Incentive Stock Option Grant Agreement dated July 23, 1998, by and between the Company and Scott G. Yancey, Jr., as amended
 10.15/2/    Incentive Stock Option Grant Agreement dated July 23, 1998, by and between the Company and Christopher J. Melnick, as amended
 10.16/2/    Incentive Stock Option Grant Agreement dated November 1, 1998, by and between the Company and James A. Aust
 10.17/2/    Incentive Stock Option Grant Agreement dated March 30, 1999, by and between the Company and John J. Hackett
 10.18/2/    Deferred Compensation Agreement dated June 1, 1997, by and between the Company and Jonathan P. Aust
 10.19/2/    Deferred Compensation Agreement dated June 1, 1997, by and between the Company and James A. Aust
 10.20/2/    Repurchase Agreement dated August 6, 1998, by and between the
             Company and Longma M. Aust, Jonathan P. Aust, James A. Aust and
             Stephen L. Aust

 Exhibit No. Description
 ----------- -----------
 10.21/2/    Investor Rights Agreement dated August 6, 1998, by and between the
             Company, Spectrum Equity Investors II, L.P., SEA 1998 II, L.P.,
             FBR Technology Venture Partners L.P. and W2 Venture Partners, LLC,
             as amended
 10.22/2/    Series A Preferred Stock Purchase Agreement dated August 6, 1998, by and between the Company, Spectrum Equity Investors II, L.P.,
             SEA 1998 II, L.P., FBR Technology Venture Partners L.P. and W2
             Venture Partners, LLC
 10.23/2/    Amended and Restated Note Purchase Agreement dated as of March 31,
             1999 and amended as of May 11, 1999, by and between the Company,
             Spectrum Equity Investors II, L.P. and FBR Technology Venture
             Partners L.P.
 10.24/2/    Amended and Restated Convertible Note dated as of March 31, 1999, by and between the Company and Spectrum Equity Investors II, L.P.
 10.25/2/    Amended and Restated Convertible Note dated as of March 31, 1999, by and between the Company and FBR Technology Venture Partners
             L.P.
 10.26/2/    Nonqualified Stock Option Grant Agreement dated April 1, 1999, by and between the Company and Dennis R. Patrick
 10.27/2/    Deed of Lease dated April 8, 1999, by and between the Company and
             TransDulles Center, Inc.
 10.28/2/    Letter Agreement dated May 6, 1999, by and between the Company and
             SBC Communications, Inc.
 10.29/2/    Letter Agreement dated May 7, 1999, by and between the Company and
             Telefonos de Mexico, S.A. de C.V.
 10.30/2/    Letter Agreement dated May 10, 1999, by and between the Company and DSL Solutions, Inc. d/b/a DSL Networks
 10.31/1/    Employment Agreement dated as of September 13, 1999 by and between the Company and Worth D. MacMurray
 10.32/1/    Nonqualified Stock Option Grant Agreement dated August 9, 1999 by and between the Company and Worth D. MacMurray
 10.33       Lease Agreement by and between Dulles Tech, Inc. and the Company dated October 27, 1999
 10.34       Stock Purchase Agreement dated February 4, 2000 by and between the
             Company and SBC Communications Inc.
 10.35       Stock Purchase Agreement dated February 4, 2000 by and between the
             Company and Telefonos de Mexico, S.A. de C.V.
 10.36       Summary of Operating Agreement dated February 4, 2000 by and between the Company and each of SBC Telecom, Inc. and Telefonos de
             Mexico, S.A. de C.V.
 10.37       Employee Stock Purchase Plan
 23.1        Consent of PricewaterhouseCoopers, LLP
 27          Financial Data Schedule

--------
/1 /Incorporated by reference to the Company's Registration Statement on Form
   S-1 (No. 333-93455).
/2 /Incorporated by reference to the Company's Registration Statement on Form
   S-1 (No. 333-74679).
/3 /Confidential portions omitted and supplied separately to the Securities and Exchange Commission.