Form 10-Q
period 2000-03-31
NETWORK ACCESS SOLUTIONS CORP
filed 2000-05-12
CIK 1081665

                                                                          1
                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                 FORM 10-Q

          Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


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

     As of May 1, 2000, there were 46,961,368 shares of the Registrant's common stock ("Common Stock") outstanding.

                                                                          2
                   NETWORK ACCESS SOLUTIONS CORPORATION

                                   INDEX

                                 FORM 10-Q


PART I - FINANCIAL INFORMATION                                         Page

Item 1.   Financial Statements:

          Balance Sheets as of March 31, 2000 and December 31, 1999 . . . 3

          Statements of Operations and Other Comprehensive
               Income (Loss) for the three months ended
               March 31, 2000 and 1999. . . . . . . . . . . . . . . . . . 4

          Statements of Cash Flows for the three months
               ended March 31, 2000 and 1999. . . . . . . . . . . . . . . 5

          Notes to Financial Statements . . . . . . . . . . . . . . . . . 6

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations. . . . . . . . . . . .14

Item 3.   Quantitative and Qualitative Disclosures about Market Risk. . .26


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .27

Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . . . .27

Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . . .27

Item 4.   Submission of Matters to a Vote of Security Holders . . . . . .27

Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . .27

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .27


Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .28

                                                                          3
                      PART I - FINANCIAL INFORMATION
                     ITEM 1.     FINANCIAL STATEMENTS

                   NETWORK ACCESS SOLUTIONS CORPORATION
                              BALANCE SHEETS

                                                                        As of          As of
                                                                       March 31,    December 31,
                                                                         2000           1999
ASSETS                                                               ------------    ------------
                                                                      (Unaudited)
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . .    $ 92,604,565   $  18,240,096
  Short-term investments. . . . . . . . . . . . . . . . . . . . .      68,106,503      24,575,893
  Accounts receivable, net of allowance for doubtful accounts of
     $724,266 and $376,399 as of March 31, 2000 and
     December 31, 1999, respectively. . . . . . . . . . . . . . .       4,529,048       3,257,204
  Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,135,911         440,770
  Prepaid and other current assets. . . . . . . . . . . . . . . .       1,413,768         927,218
                                                                     ------------    ------------
     Total current assets . . . . . . . . . . . . . . . . . . . .     167,789,795      47,441,181
Property and equipment, net . . . . . . . . . . . . . . . . . . .      68,765,438      55,097,670
Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . .       1,600,000       1,600,000
Deferred offering costs . . . . . . . . . . . . . . . . . . . . .               -         259,272
Deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         156,823          72,554
Income tax receivable . . . . . . . . . . . . . . . . . . . . . .         149,186          27,600
Deferred tax asset. . . . . . . . . . . . . . . . . . . . . . . .               -         121,586
                                                                     ------------    ------------
     Total assets . . . . . . . . . . . . . . . . . . . . . . . .    $238,461,242   $ 104,619,863
                                                                     ============    ============

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .    $  4,693,586   $   8,221,681
  Accrued expense . . . . . . . . . . . . . . . . . . . . . . . .       6,024,905       4,118,746
  Current portion of deferred compensation liability. . . . . . .         166,667         166,667
  Current portion of capital lease obligations. . . . . . . . . .       7,529,140       5,630,429
  Current portion of note payable . . . . . . . . . . . . . . . .         615,588         478,925
  Other current liabilities . . . . . . . . . . . . . . . . . . .         335,101         247,678
  Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . .         151,695          42,788
                                                                     ------------    ------------
     Total current liabilities. . . . . . . . . . . . . . . . . .      19,516,682      18,906,914
  Long term portion of capital lease obligations. . . . . . . . .      18,995,267      15,251,100
  Long-term portion of note payable . . . . . . . . . . . . . . .       2,316,548       2,453,211
                                                                     ------------    ------------
     Total liabilities. . . . . . . . . . . . . . . . . . . . . .      40,828,497      36,611,225
                                                                     ------------    ------------
Commitments and contingencies:
Series B mandatorily redeemable preferred stock, $0.001 par value,
  1,500,000 and 0 shares authorized, issued and outstanding
  (liquidation preference $150,000,000 (unaudited)) as of
  March 31, 2000 and December 31, 1999, respectively. . . . . . .     150,488,459               -
                                                                     ------------    ------------
Stockholders' equity:
  Common stock, $0.001 par value, 150,000,000 shares authorized,
      55,297,063 and 53,831,997 shares issued and outstanding as
      of March 31, 2000 and December 31, 1999, respectively . . .          55,297          53,832
  Additional paid-in capital. . . . . . . . . . . . . . . . . . .     139,115,605     130,431,898
  Accumulated other comprehensive loss. . . . . . . . . . . . . .         (41,120)        (51,960)
  Deferred compensation on employee stock options . . . . . . . .     (25,642,560)    (18,389,540)
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . .     (64,442,936)    (42,135,592)
  Less treasury stock, at cost, 8,550,000 shares as of March 31,
      2000 and December 31, 1999. . . . . . . . . . . . . . . . .      (1,900,000)     (1,900,000)
                                                                     ------------    ------------
     Total stockholders' equity . . . . . . . . . . . . . . . . .      47,144,286      68,008,638
                                                                     ------------    ------------
     Total liabilities, mandatorily redeemable preferred stock and
           stockholders' equity . . . . . . . . . . . . . . . . .    $238,461,242   $ 104,619,863
                                                                     ============    ============

                  The accompanying notes are an integral
                    part of these financial statements.

                                                                          4
                   NETWORK ACCESS SOLUTIONS CORPORATION

                       STATEMENTS OF OPERATIONS AND
                     OTHER COMPREHENSIVE INCOME (LOSS)
                                (unaudited)

                                                                      For the three months ended
                                                                               March 31,
                                                                      ---------------------------
                                                                         2000           1999
                                                                     ------------    ------------
Revenue:
  Product sales and consulting services . . . . . . . . . . . . .    $  4,741,969   $   4,656,773
  Network services. . . . . . . . . . . . . . . . . . . . . . . .       1,684,248         119,394
                                                                     ------------    ------------
     Total revenue. . . . . . . . . . . . . . . . . . . . . . . .       6,426,217       4,776,167
                                                                     ------------    ------------

Cost of revenue:
  Product sales and consulting services . . . . . . . . . . . . .       4,055,560       3,834,697
  Network services. . . . . . . . . . . . . . . . . . . . . . . .       3,980,913         170,846
                                                                     ------------    ------------
     Total cost of revenue. . . . . . . . . . . . . . . . . . . .       8,036,473       4,005,543
                                                                     ------------    ------------

     Gross profit (loss). . . . . . . . . . . . . . . . . . . . .      (1,610,256)        770,624

Operating expenses:
  Selling, general and administrative . . . . . . . . . . . . . .      14,930,042       2,532,519
  Amortization of deferred compensation on stock options. . . . .       1,699,081         540,469
  Depreciation and amortization . . . . . . . . . . . . . . . . .       3,868,469         186,710
                                                                     ------------    ------------

Loss from operations. . . . . . . . . . . . . . . . . . . . . . .     (22,107,848)     (2,489,074)

Interest income . . . . . . . . . . . . . . . . . . . . . . . . .       1,143,085          54,312
Interest expense. . . . . . . . . . . . . . . . . . . . . . . . .        (768,858)        (62,956)
Follow-on offering costs. . . . . . . . . . . . . . . . . . . . .        (573,723)              -
                                                                     ------------    ------------

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (22,307,344)     (2,497,718)

Preferred stock dividends . . . . . . . . . . . . . . . . . . . .         690,411         197,260
Preferred stock accretion . . . . . . . . . . . . . . . . . . . .           6,865         149,643
                                                                     ------------    ------------

  Net loss applicable to common stockholders. . . . . . . . . . .    $(23,004,620)  $  (2,844,621)
                                                                     ============    ============

  Net loss per common share applicable to common
     stockholders (basic and diluted) . . . . . . . . . . . . . .    $      (0.50)  $       (0.08)
                                                                     ============    ============

Weighted average common shares outstanding (basic and diluted). .      45,968,517      36,000,000
                                                                     ============    ============

Comprehensive loss:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .    $(22,307,344)  $  (2,497,718)

Other comprehensive income:
  Unrealized gain on short-term investments . . . . . . . . . . .          10,840               -
                                                                     ------------    ------------

Total comprehensive loss. . . . . . . . . . . . . . . . . . . . .    $(22,296,504)  $  (2,497,718)
                                                                     ============    ============

                  The accompanying notes are an integral
                    part of these financial statements.

                                                                          5
                   NETWORK ACCESS SOLUTIONS CORPORATION

                         STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                                      For the three months ended
                                                                               March 31,
                                                                      ---------------------------
                                                                         2000           1999
                                                                     ------------    ------------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .    $(22,307,344)  $  (2,497,718)
  Adjustment to reconcile net loss to net cash (used in)
   provided by operating activities:
     Depreciation and amortization expense. . . . . . . . . . . .       3,868,469         186,710
     Provision for doubtful accounts receivable . . . . . . . . .         387,564          43,439
     Amortization of deferred compensation on stock options . . .       1,699,081         540,469
     Follow-on offering costs . . . . . . . . . . . . . . . . . .         573,723               -
     Net changes in assets and liabilities:
       Accounts receivable. . . . . . . . . . . . . . . . . . . .      (1,659,408)       (952,389)
       Inventory. . . . . . . . . . . . . . . . . . . . . . . . .        (695,141)        (64,127)
       Prepaid and other current assets . . . . . . . . . . . . .        (486,550)       (320,549)
       Deposits . . . . . . . . . . . . . . . . . . . . . . . . .         (84,269)              -
       Accounts payable . . . . . . . . . . . . . . . . . . . . .      (3,528,095)      2,950,183
       Accrued expenses . . . . . . . . . . . . . . . . . . . . .       1,556,159         108,152
       Deferred revenue . . . . . . . . . . . . . . . . . . . . .         108,907         146,029
       Other current liabilities. . . . . . . . . . . . . . . . .          87,423          (4,694)
                                                                     ------------    ------------
          Net cash (used in) provided by operating activities . .     (20,479,481)        135,505
                                                                     ------------    ------------

Cash flows from investing activities:
  Purchases of short-term investments . . . . . . . . . . . . . .     (43,519,770)              -
  Expenditures for network under development. . . . . . . . . . .      (6,944,705)     (4,291,325)
  Purchases of property and equipment . . . . . . . . . . . . . .      (3,542,420)       (674,996)
                                                                     ------------    ------------
          Net cash used in investing activities . . . . . . . . .     (54,006,895)     (4,966,321)
                                                                     ------------    ------------

Cash flows from financing activities:
  Borrowings on notes payable . . . . . . . . . . . . . . . . . .      30,000,000               -
  Repayments of notes payable . . . . . . . . . . . . . . . . . .     (30,000,000)              -
  Principal payments on capital leases. . . . . . . . . . . . . .      (1,406,234)        (69,630)
  Issuance of mandatorily redeemable preferred stock. . . . . . .     150,000,000               -
  Issuance costs related to preferred stock offering. . . . . . .        (108,817)              -
  Issuance costs related to follow-on offering. . . . . . . . . .         (64,451)              -
  Exercise of stock options . . . . . . . . . . . . . . . . . . .         430,347               -
                                                                     ------------    ------------
          Net cash provided by (used in) financing activities . .     148,850,845         (69,630)
                                                                     ------------    ------------

Net increase (decrease) in cash and cash equivalents. . . . . . .      74,364,469      (4,900,446)

Cash and cash equivalents at the beginning of the period. . . . .      18,240,096       5,518,117
                                                                     ------------    ------------
Cash and cash equivalents at the end of the period. . . . . . . .    $ 92,604,565   $     617,671
                                                                     ============    ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest . . . . . . . . . . . . . . . . . . . . . . . . . .    $    637,458   $      22,637
  Non-cash investing and financing activities:
     Capital leases . . . . . . . . . . . . . . . . . . . . . . .       7,049,112         174,649
     Preferred stock dividends. . . . . . . . . . . . . . . . . .         690,411         197,260
     Preferred stock accretion. . . . . . . . . . . . . . . . . .           6,865         149,643
     Expenditures for offering costs included in accounts payable         550,000         246,314
     Expenditures for network included in accounts payable. . . .               -         108,704

                  The accompanying notes are an integral
                    part of these financial statements.

                                                                          6
                   NETWORK ACCESS SOLUTIONS CORPORATION

                       NOTES TO FINANCIAL STATEMENTS
                                (unaudited)


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

   The Company, which is a major provider of high-speed data communications services and related applications, provides network services, telecommunications products and equipment and consulting services to business customers. Through its CopperNet branded service, the Company offers its customers high-speed connectivity using Digital Subscriber Line
(DSL) technology. The Company provides metropolitan area and wide area network services, manages and monitors its customers' networks, sells telecommunications equipment, designs networks for its customers, installs the equipment and provides related services. The Company currently offers its DSL-based networking solutions in the following nine cities and their surrounding markets: Baltimore, Boston, New York, Norfolk, Philadelphia, Pittsburgh, Richmond, Washington, D.C., and Wilmington. The Company is in the process of expanding its geographical coverage to the southeastern and western U.S. markets.

2. Summary of Significant Accounting Policies

     Unaudited Interim Financial Statements

   The unaudited balance sheet as of March 31, 2000, the unaudited statements of operations for the three months ended March 31, 2000 and 1999 and the unaudited statement of cash flows for the three months ended March 31, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and

                                                                          7
footnotes required by generally accepted accounting principles, and it is suggested that these financial statements be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000.

     Revenue Recognition

   The Company's revenue is derived from product sales and consulting services and from network services. The Company recognizes revenue on the sale of its products when a valid purchase order is received, shipment occurs, collection is probable and no significant obligations remain related to the completion of installation and performance of support services. The Company provides consulting services, including network planning, design, and integration services, under time-and-material type contracts and recognizes revenue as services are performed and as costs are incurred.

   The Company provides network services, including DSL-based services, under monthly and fixed rate service contracts. Revenue on monthly contracts is recognized when services are performed. Revenue on fixed rate service contracts is recognized as costs are incurred over the related contract period, which generally does not exceed one year. Payments received in advance of providing services are recorded as deferred revenue until the period in which such services are provided. Revenue related to installation and activation fees are recognized to the extent of incremental direct costs incurred. Any excess installation and activation fees over direct costs are deferred and amortized over the service contract. Such revenue historically has not significantly exceeded the direct costs. In certain situations, the Company will waive non-recurring installation and activation fees in order to obtain a sale. The Company will expense the related direct costs as incurred.

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

                                                                          8
The depreciation of the DSL network costs commences as individual network components are placed in service and are depreciated over two to five years. Expenditures for maintenance and repairs are expensed as incurred. When assets are retired or disposed, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in operations for the period.

     Net Loss Per Share

   The Company presents basic and diluted net loss per share. Basic net loss per share is computed based on the weighted average number of outstanding shares of common stock. Diluted net loss per share adjusts the weighted average for the potential dilution that could occur if stock options, warrants or other convertible securities were exercised or converted into common stock. Diluted net loss per share for the three months ended March 31, 2000 and 1999, is the same as basic net loss per share because the effects of such items were anti-dilutive.

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

     Segment Reporting

   The Company has determined its reportable segments based on the Company's method of internal reporting, which disaggregates its business by product category. The Company's reportable segments are: (i) network services, and (ii) product sales and consulting services. The network services segment provides local, metropolitan and wide area data communications services to customers. This segment also provides a wide variety of other services to customers, including remote network management and monitoring, network security, virtual private networks, e-commerce and CopperNet, the Company's high-speed, continuously connected DSL access to telecommunications networks. The product sales and consulting services segment provides sales of selected equipment from manufacturing partners, as well as nonrecurring service activation and installation, network integration, on site network management, network security consulting and professional services. Engineers select product solutions based upon customized network designs to improve the customers' operations and network efficiencies. In addition, the product sales and consulting services segment provides maintenance and installation of equipment, some of which may be provided through third party providers under contract. The Company's business is currently conducted principally in the eastern United States. There are no foreign operations.

                                                                          9
3. Property and Equipment

   Property and equipment consists of the following:

                                                 As of          As of
                                               March 31,    December 31,
                                                 2000           1999
                                              ------------   ------------
                                              (unaudited)

   Network placed in service. . . . . . .    $  51,804,617  $  40,291,575
   Network development in process . . . .       14,790,880     12,790,617
   Office and computer equipment. . . . .        9,313,667      5,925,278
   Furniture and fixtures . . . . . . . .        2,062,898      1,428,356
   Less accumulated depreciation. . . . .       (9,206,624)    (5,338,156)
                                              ------------   ------------
   Property and equipment, net. . . . . .    $  68,765,438  $  55,097,670
                                              ============   ============

   The Company's network includes equipment under capital leases, equipment, installation, and collocation fees. Collocation fees represent nonrecurring fees paid to obtain central office space for location of certain equipment. When a new portion of the Company's network has been completed and made available for use, the related cost is transferred from network development in process to network placed in service. As of March 31, 2000 and December 31, 1999, the recorded cost of the network equipment under capital leases was $28,898,153 and $22,939,012, respectively. Accumulated amortization for this equipment under capital leases was $4,750,941 and $2,998,446 as of March 31, 2000 and December 31, 1999,
respectively.

4. Stock-Based Compensation

   On July 23, 1998, the Company adopted the 1998 Incentive Stock Plan
(the "Plan"), under which incentive stock options, non-qualified stock options, stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards or any combination thereof may be granted to the Company's employees and certain other persons in accordance with the Plan. The Board of Directors, which administers the Plan, determines the number of options granted, the vesting period and the exercise price. The Board of Directors may terminate the Plan at any time. With respect to options granted prior to February 15, 2000, options granted under the Plan are immediately exercisable into restricted shares of the Company's common stock upon award and expire ten years after the date of grant. The restricted common stock generally vests over a three or four year period. Subsequent to exercise, unvested shares of restricted stock cannot be transferred until such shares have vested. Upon voluntary termination, unvested shares of restricted stock can be repurchased by the Company at the lower of fair value or the exercise price. Options granted subsequent to February 15, 2000, under the Company's "Year 2000 Program" of administering the Plan, vest and are exercisable cumulatively over a three-year period commencing with the first anniversary of the date of grant, and

                                                                         10
expire ten years after the date of grant. At December 31, 1998, 9,000,000 shares were reserved for issuance under the Plan. Effective November 1, 1999 and subject to stockholder approval, the Company increased the number of shares of common stock reserved for issuance under the Plan to 13,250,000.

   As of March 31, 2000 and December 31, 1999, a total of 10,499,338 and 10,972,791, respectively, of stock options had been granted at exercise prices ranging from $.09 to $32.00 per share. At March 31, 2000, 10,125,088 of these options were exercisable into restricted shares of our common stock that generally vest over a three- to four-year period. Stock option activity was as follows:

                                                                                    Weighted
                                                                       Range of      Average
                                                           Stock       Exercise     Exercise
                                                          Options       Prices        Price
                                                        ----------   ------------   ---------

   Options outstanding, December 31, 1999 . . . . . .   10,972,791   $0.09 -32.00   $   2.27
   Options granted, January 2000. . . . . . . . . . .      313,100   $16.19 -34.50  $  25.46
   Options granted, February 2000 . . . . . . . . . .      663,150   $16.19 -31.50  $  18.66
   Options granted, March 2000. . . . . . . . . . . .      348,200   $16.00 -30.25  $  26.16
   Options exercised. . . . . . . . . . . . . . . . .   (1,541,750)  $0.09 -16.19   $   0.25
   Options canceled . . . . . . . . . . . . . . . . .     (256,153)  $0.09 -32.00   $   6.74
                                                        ----------   ------------   ---------
   Options outstanding, March 31, 2000. . . . . . . .   10,499,338   $0.09 -32.00   $   4.40
                                                        ==========   ============  =========

   In certain instances, the Company has determined the fair value of the underlying common stock on the date of grant was in excess of the exercise price of the options. As a result, the Company recorded deferred compensation of $8,952,101 and $11,944,082 for the three months ended March 31, 2000 and 1999, respectively. This amount was recorded as an increase to additional paid-in capital and is being amortized as a charge to operations over the vesting periods which range from three to four years of the underlying restricted common stock. The Company recognized stock compensation expense of $1,699,081 and $540,469 for the three months ended March 31, 2000 and 1999, respectively.

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

                                                                      For the three months ended
                                                                               March 31,
                                                                      ---------------------------
                                                                         2000           1999
                                                                     ------------    ------------
   Net loss applicable to common stockholders, as reported. . . .    $(23,004,620)  $  (2,844,621)
   Pro forma net loss applicable to common stockholders . . . . .     (24,855,897)     (2,854,984)
   Net loss per share applicable to common stockholders,
      as reported, basic and diluted. . . . . . . . . . . . . . .           (0.50)          (0.08)
   Pro forma net loss per share applicable to common
      stockholders, basic and diluted . . . . . . . . . . . . . .           (0.54)          (0.08)

                                                                         11
   The weighted-average fair value of options granted during the three months ended March 31, 2000 and 1999 was approximately $23.24 and $6.27, respectively, based on the Black-Scholes option pricing model. Upon termination, unvested shares of restricted stock are repurchased by the Company at the lower of the exercise price or fair market value.

   The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the three months ended March 31, 2000 and 1999: Dividend yield of 0%; expected volatility of 92%; risk-free interest rates of 5.85% to 6.74%; and expected term of five years.

   As of March 31, 2000 and 1999, the weighted average remaining contractual life of the options is 8.8 and 9.6 years, respectively.

5. Note Payable

   The Company has a $5,000,000 line of credit agreement with Lucent Technologies, Inc. (Lucent), through its acquisition of Ascend
Communications, Inc. (Ascend). As of March 31, 2000, the Company's total obligation under this agreement for working capital was $2,932,136.

   In connection with the Company's strategic financing agreement with SBC Communications, Inc. (SBC) and Telefonos de Mexico, S.A. de C.V. (Telmex), SBC and Telmex loaned the Company a total of $30 million ($15 million each) until it received the necessary regulatory approvals to complete the preferred stock sale. The loans bore interest at a rate of prime plus 2% during the time they were outstanding. Upon obtaining the regulatory approvals, the Company exchanged the loans for preferred stock and received the remaining proceeds upon the consummation of the preferred stock sale on March 7, 2000, net of the principal and accrued interest on these interim borrowings.

6. Mandatorily Redeemable Preferred Stock and Stockholders' Equity

   On March 7, 2000, the Company issued 1,500,000 shares of Series B Mandatorily Redeemable Preferred Stock (preferred stock) for total proceeds of $150,000,000 excluding direct issuance costs of $208,817, of which $100,000 is accrued as of March 31, 2000.

   The convertible preferred stock is non-voting and pays a 7.0% dividend, which can be satisfied with either additional stock or cash. Each $100.00 share of preferred stock is convertible at any time at the election of the holder into 3.2258 shares of the Company's common stock, or a total of 4,838,700 common shares. The preferred stock may be called by the Company for mandatory conversion into its common stock at any time between two and five years after the original issue date, provided the Company's common stock is trading above $31.00 per share. On each anniversary of the issue date, beginning on the second anniversary and ending on the seventh anniversary, the holders of the preferred stock may request that the Company redeem the shares for a cash amount equal to $100 per share plus unpaid dividends. The Company may postpone such right until the following

                                                                         12
year for all but the seventh year if its common stock share price is below $31.00 for a specified period preceding the anniversary date. The Company has agreed to use 50% of the proceeds from the preferred stock to more closely align its network and business operations with the future network and business operations of both SBC and Telmex. If SBC and Telmex convert their preferred stock positions into the Company's common stock, SBC will own approximately 4.8% and Telmex will own approximately 4.5% of the Company's equity on a fully diluted basis. SBC and Telmex have the right to maintain their percentage equity ownership interests in the Company's common stock through a right of primary offer mechanism in the financing agreement. This right permits them to purchase, in any subsequent offering of the Company's stock, on the same terms and conditions as the stock is offered to third parties, an amount of stock that will allow them to maintain their respective percentage ownership interests. Through a separate agreement with the Company's present principal stockholders, Spectrum Equity Investors II, L.P. and Jonathon P. Aust, the Company's Chief Executive Officer, SBC and Telmex also have a right of first offer to purchase, in certain circumstances, any shares that these stockholders may wish to sell in the future.

   The Preferred Stock activity is summarized as follows:

                                                                        Shares         Amount
                                                                     ------------    ------------

   Balance, December 31, 1999 . . . . . . . . . . . . . . . . . .               -   $           -
   Issuance of shares . . . . . . . . . . . . . . . . . . . . . .       1,500,000     150,000,000
   Issuance costs . . . . . . . . . . . . . . . . . . . . . . . .               -        (208,817)
   Accrued dividends. . . . . . . . . . . . . . . . . . . . . . .               -         690,411
   Accretion to redemption price. . . . . . . . . . . . . . . . .               -           6,865
                                                                     ------------    ------------
   Balance, March 31, 2000. . . . . . . . . . . . . . . . . . . .       1,500,000   $ 150,488,459
                                                                     ============    ============

                                                                         13
7. Segment Information

   In accordance with SFAS No. 131, the Company discloses certain segment information. The Company evaluates the performance of its segments and allocates resources to them based on gross profit. There are no intersegment revenues. The table below presents information about the reported gross profit (loss) of the Company's reportable segments for the three months ended March 31, 2000 and 1999. The Company has changed its internal organization in a manner that caused the composition of its reportable segments to change from three to two reportable segments. The corresponding information for earlier periods has been restated to conform to the new presentation of two reportable segments. Asset information is not reported for the product sales and consulting services segment, as this data is not considered by the Company in making its decisions regarding operating matters.

                                                                 Product
                                                                Sales and
                                                               Consulting    Network    Reconciling
                                                                Services    Services       Items       Total
                                                               ----------  ----------   ----------  ----------
   As of and for the three months ended                               (unaudited; dollars in thousands)
      March 31, 2000:
         Revenue. . . . . . . . . . . . . . . . . . . . . .    $    4,742  $    1,684   $      -    $    6,426
                                                               ==========  ==========   ==========  ==========
         Gross Profit (1) . . . . . . . . . . . . . . . . .    $      686  $   (2,296)  $      -    $   (1,610)
                                                               ==========  ==========   ==========  ==========
   Property and equipment, net. . . . . . . . . . . . . . .    $      -    $   59,182   $    9,583  $   68,765
                                                               ==========  ==========   ==========  ==========
   As of and for the three months ended
      March 31, 1999:
         Revenue. . . . . . . . . . . . . . . . . . . . . .    $    4,657  $      120   $      -    $    4,777
                                                               ==========  ==========   ==========  ==========
         Gross profit (1) . . . . . . . . . . . . . . . . .    $      822  $      (51)  $      -    $      771
                                                               ==========  ==========   ==========  ==========
   Property and equipment, net. . . . . . . . . . . . . . .    $      -    $    9,264   $      830  $   10,094
                                                               ==========  ==========   ==========  ==========

_______________
  (1) Adjustments that are made to the total of the segments gross profit in order to arrive at income (loss) before income taxes are as follows:

                                                                      For the three months ended
                                                                               March 31,
                                                                      ---------------------------
                                                                         2000           1999
                                                                     ------------    ------------
                                                                  (unaudited; dollars in thousands)

   Gross profit (loss). . . . . . . . . . . . . . . . . . . . . .    $     (1,610)  $         771
   Operating expenses:
      Selling, general and administrative . . . . . . . . . . . .          14,930           2,532
      Amortization of deferred compensation . . . . . . . . . . .           1,699             540
      Depreciation and amortization . . . . . . . . . . . . . . .           3,869             188
                                                                     ------------    ------------
   Income (loss) from operations. . . . . . . . . . . . . . . . .         (22,108)         (2,489)
      Interest income . . . . . . . . . . . . . . . . . . . . . .           1,143              54
      Interest expense. . . . . . . . . . . . . . . . . . . . . .            (769)            (63)
      Follow-on offering costs. . . . . . . . . . . . . . . . . .            (573)              -
                                                                     ------------    ------------
   Income (loss) before income taxes. . . . . . . . . . . . . . .    $    (22,307)  $      (2,498)
                                                                     ============    ============

                                                                         14
ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS

   The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes included elsewhere in this Form 10-Q and the financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K. Historical results and percentage relationships among any amounts in the Financial Statements are not necessarily indicative of trends in operating results for any future period.

Overview

   We began operations in 1995 by selling data communications products made by others and providing consulting services for WANs. Shortly thereafter, we began offering a wide range of networking solutions for the data communications needs of businesses. We provide network integration services, where we design our customers' networks and sell and install related network equipment. We also manage our customers' networks, ensure the security of their networks and provide related professional services. From 1995 through 1998, our revenue was derived primarily from product sales and consulting services. In prior periods, our business had primarily depended on AT&T and AstraZeneca for revenue from our product sales and consulting services operations. AT&T accounted for 5.2% and 55.5% of total revenue for the three months ended March 31, 2000 and 1999, respectively, while AstraZeneca accounted for 4.7% and 10.0% of total revenue for the three months ended March 31, 2000 and 1999, respectively.

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

   We currently offer our DSL-based networking solutions in the following nine northeast and mid-Atlantic cities and their surrounding markets:
Baltimore, Boston, New York, Norfolk, Philadelphia, Pittsburgh, Richmond, Washington D.C. and Wilmington. On February 8, 2000, in connection with the announcement of a $150 million preferred stock investment by, and a strategic summary operating agreement with SBC and Telmex, we announced that we would be extending our network deployment into the southeastern and western regions of the United States. We, along with SBC and Telmex, have initially targeted deployment in the following 20 markets within these regions: Atlanta, Charlotte, Denver, Greensboro, Jacksonville, Louisville,

                                                                         15
Memphis, Miami, Minneapolis, Nashville, New Orleans, Orlando, Phoenix, Portland, Raleigh-Durham, Salt Lake City, Seattle, Tampa, Tucson and West Palm Beach. We intend to deploy our network in each of these markets in the second half of 2000.

   As of March 31, 2000, we had installed our equipment in 477 central offices within our northeast and mid-Atlantic markets, and we expect to have installed our equipment in approximately 500 central offices by mid-2000, which will essentially complete our current plans for the roll-out of our network in these markets. We estimate that the central offices where we currently have installed our equipment serve approximately 85% of the business users in these areas. Upon the completion of our network deployment, we believe that the central offices where we have installed our equipment will be able to serve approximately 95% of the business users in these areas. As of March 31, 2000, we had installed 4,888 lines in our northeast and mid-Atlantic regions.

   We expect to have installed our equipment in approximately 500 central offices in our new southeastern and western regions by mid-2001. We have obtained competitive carrier certification in eight of the 17 southeastern and western states in which we expect to eventually offer services, and have applied for competitive carrier certification in the remaining nine states in which these markets are located. To date, we have signed interconnection agreements with BellSouth, U S WEST and GTE. Together, these three carriers serve as the traditional telephone companies in substantially all of our 20 target markets in the southeastern and western regions.

   Since February 1997, we have invested increasing amounts in the development and deployment of our CopperNet service. We have funded the deployment of our CopperNet services through proceeds received from a preferred and common stock financing in August 1998, issuance of promissory notes that were converted into common stock during the three months ended June 30, 1999, capital lease financing, our initial public offering and the proceeds recently received from the sale of $150 million of our Series B Mandatorily Redeemable Preferred Stock (preferred stock) to SBC and Telmex. We intend to increase our operating expenses and capital expenditures substantially in an effort to continue to rapidly expand our equipment and human resource-related infrastructure and DSL-based network services. We expect to continue to incur substantial operating losses, net losses and negative cash flow during the build-out of our network and our initial penetration of each new market we enter. Although in the short term we expect to derive the majority of our revenue from our product sales and related consulting services, we expect that over time revenue from network services, which includes our CopperNet services, will constitute the more significant portion of our total revenue.

                                                                         16
Revenue

   Revenue consists of:

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

   o Product sales and Consulting services. As part of our overall data communications solutions, we sell data communications products, including the network components and security components that our customers require in order to build, maintain and secure their networks. We sell, install and configure selected equipment from our manufacturing partners. Our engineers select product solutions to improve our customers' operations and network efficiencies. Our engineers refer to a standard network design that they seek to customize to fit the needs of each customer. We also bill our customers for network design and integration, on-site network management, staging, installation, maintenance and warranty services, network security and professional services based on time and materials for contracted services. In addition, we derive revenue from the maintenance and installation of equipment. Some of these services may be provided through third-party providers under contract to us.

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

                                                                         17
   o Backbone connectivity charges. We incur charges for our fiber optic network, or backbone, within a metropolitan area, typically from a competitive telecommunications company or a traditional telephone company, and for the backbone interconnecting our networks in different metropolitan areas from a long distance carrier. We pay these carriers a one-time installation and activation fee and a monthly service fee for these leased network connections.

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

   Product sales and Consulting services. We purchase equipment from various vendors whose technology and hardware solutions we recommend to our customers. We do not manufacture any of this equipment. Consulting services cost of revenue consists of charges for hardware maintenance, installation and certain contract services that we purchase from third parties.

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

                                                                         18
   o General and administrative expenses. As we expand our network, we expect the number of employees located in specific markets to grow. Certain functions, such as customer service, network operations, finance, billing and administrative services, are likely to remain centralized in order to achieve economies of scale. We pay licensing fees for standard systems to support our business processes, such as billing systems.

   Amortization of deferred compensation on stock options

   We had outstanding stock options to purchase a total of 10,499,338 as of March 31, 2000 and 10,972,791 shares of common stock as of December 31, 1999, respectively, at weighted average exercise prices of $4.40 and $2.27 per share, respectively. At March 31, 1999, 10,125,088 of these options were exercisable into restricted shares of our common stock that generally vest over a three- to four-year period. In certain instances, we determined the fair value of the underlying common stock on the date of grant was in excess of the exercise price of the options. As a result, we recorded deferred compensation of $9.0 million and $11.9 million for the three months ended March 31, 2000 and 1999, respectively. We recorded this amount as a reduction to stockholders' equity that is amortized as a charge to operations over the vesting periods. For the three months ended March 31, 2000 and 1999, we recognized $1.7 million and $540,000 of stock compensation expense, respectively, related to these options.

   Depreciation and amortization

   Depreciation expense arising from our network and equipment purchases for our customers' premises will be significant and will increase as we deploy our network. Collocation fees, build-out costs, including one-time installation and activation fees, and other DSL-based equipment costs are capitalized and amortized over a range of two to five years.

Interest Income (Expense), Net

   Interest income (expense), net, primarily consists of interest income from our cash and cash equivalents and short-term investments less interest expense associated with our debt and capital leases. As our capital expenditures increase, we anticipate that our interest expense associated with our capital leases will increase.

Results of Operations

   The following tables present our results of operations data and the components of net income (loss) in dollars and as a percentage of our revenue. (See Note 7 of Notes to Financial Statements for certain additional financial information about industry segments.)

                                                                         19

                                                                      For the three months ended
                                                                               March 31,
                                                                      ---------------------------
                                                                         2000           1999
                                                                     ------------    ------------
   Revenue:                                                                 (in thousands)
      Product sales and consulting services . . . . . . . . . . .    $      4,742   $       4,657
      Network services. . . . . . . . . . . . . . . . . . . . . .           1,684             119
                                                                     ------------    ------------
        Total revenue . . . . . . . . . . . . . . . . . . . . . .           6,426           4,776
                                                                     ------------    ------------
   Cost of revenue:
      Product sales and consulting services . . . . . . . . . . .           4,056           3,834
      Network services. . . . . . . . . . . . . . . . . . . . . .           3,981             171
                                                                     ------------    ------------
        Total cost of revenue . . . . . . . . . . . . . . . . . .           8,037           4,005
                                                                     ------------    ------------
        Gross profit (loss) . . . . . . . . . . . . . . . . . . .          (1,611)            771
                                                                     ------------    ------------
   Operating expenses:
      Selling, general and administrative . . . . . . . . . . . .          14,930           2,533
      Amortization of deferred compensation on stock options. . .           1,699             540
      Depreciation and amortization . . . . . . . . . . . . . . .           3,868             187
                                                                     ------------    ------------
        Total operating expenses. . . . . . . . . . . . . . . . .          20,497           3,260
                                                                     ------------    ------------
   Loss from operations . . . . . . . . . . . . . . . . . . . . .         (22,108)         (2,489)
   Interest income (expense), net . . . . . . . . . . . . . . . .             374              (9)
   Follow-on offering costs . . . . . . . . . . . . . . . . . . .            (574)              -
                                                                     ------------    ------------
   Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    (22,308)  $      (2,498)
                                                                     ============    ============

                                                                      For the three months ended
                                                                               March 31,
                                                                      ---------------------------
                                                                         2000           1999
                                                                     ------------    ------------
   Revenue:                                                             (percentage of revenue)
      Product sales and consulting services . . . . . . . . . . .            73.8%           97.5%
      Network services. . . . . . . . . . . . . . . . . . . . . .            26.2             2.5
                                                                     ------------    ------------
        Total revenue . . . . . . . . . . . . . . . . . . . . . .           100.0           100.0
                                                                     ------------    ------------
   Cost of revenue:
      Product sales and consulting services . . . . . . . . . . .            63.1            80.3
      Network services. . . . . . . . . . . . . . . . . . . . . .            61.9             3.6
                                                                     ------------    ------------
        Total cost of revenue . . . . . . . . . . . . . . . . . .           125.0            83.9
                                                                     ------------    ------------
        Gross profit (loss) . . . . . . . . . . . . . . . . . . .           (25.0)           16.1
                                                                     ------------    ------------
   Operating expenses:
      Selling, general and administrative . . . . . . . . . . . .           232.4            53.0
      Amortization of deferred compensation on stock options. . .            26.4            11.3
      Depreciation and amortization . . . . . . . . . . . . . . .            60.2             3.9
                                                                     ------------    ------------
        Total operating expenses. . . . . . . . . . . . . . . . .           319.0            68.2
                                                                     ------------    ------------
   Loss from operations . . . . . . . . . . . . . . . . . . . . .          (344.0)          (52.1)
   Interest income (expense), net . . . . . . . . . . . . . . . .             5.8            (0.2)
   Follow-on offering costs . . . . . . . . . . . . . . . . . . .            (8.9)              -
                                                                     ------------    ------------
   Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . .          (347.1)%         (52.3)%
                                                                     ============    ============

                                                                         20
THREE MONTHS ENDED MARCH 31, 2000 COMPARED
TO THREE MONTHS ENDED MARCH 31, 1999

     Revenue. We recognized $6.4 million in revenue for the three months ended March 31, 2000, as compared to $4.8 million for the three months ended March 31, 1999, an increase of $1.6 million. This increase was attributable to a $1.6 million increase in network services, which increased from $119,000 for the three months ended March 31, 1999 to $1.7 million for the three months ended March 31, 2000. This was the result of increased sales of services related to our DSL-enabled network introduced in early 1999. Product sales and consulting services revenue were $4.7 million for the three months ended March 31, 2000 and 1999.

     Cost of revenue. Cost of revenue was $8.0 million for the three months ended March 31, 2000, as compared to $4.0 million for the three months ended March 31, 1999, an increase of $4.0 million. The increase was principally attributable to growth in cost of network services of $3.8 million associated with expenses incurred to continue to expand, develop and operate our CopperNet and other networking services. Costs related to product sales and consulting services were $4.1 million and $3.8 million for the three months ended March 31, 2000 and 1999, respectively.

     Gross profit (loss). Gross loss was $1.6 million for the three months ended March 31, 2000, as compared to gross profit of $771,000 for the three months ended March 31, 1999, a decrease of $2.4 million. This loss was primarily a result of increased network services costs related to the continued expansion, development and operation of our CopperNet network. As a result of the rapid expansion, development and operation of our CopperNet network, expenses have exceeded our revenue realized from our customer base.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $14.9 million for the three months ended March 31, 2000, as compared to $2.5 million for the three months ended March 31, 1999, an increase of $12.4 million. This increase as a percentage of revenue was primarily due to increased staffing and other expenses incurred to develop, operate and sell our CopperNet network and other networking solutions.

     Amortization of deferred compensation on stock options. Amortization of deferred compensation was $1.7 million for the three months ended March 31, 2000, as compared to $540,000 for the three months ended March 31, 1999, an increase of $1.2 million. This increase is attributable to the increase in the unamortized deferred compensation from $14.9 million to $25.6 million as of March 31, 1999 and 2000, respectively, which is principally due to the granting of stock options to key employees, and the related amortization of this increased balance over the remaining vesting period for these options.

                                                                         21
     Depreciation and amortization expense. Depreciation and amortization expense was $3.9 million for the three months ended March 31, 2000, as compared to $187,000 for the three months ended March 31, 1999, an increase of $3.7 million. This increase was primarily due to investments in our CopperNet network, computer equipment and software, office furnishings and leasehold improvements.

     Loss from operations. Our loss from operations was $22.1 million for the three months ended March 31, 2000, as compared to $2.5 million for the three months ended March 31, 1999, an increase of $19.6 million. The increased loss for the three months ended March 31, 2000 was primarily due to increased staffing, amortization of deferred compensation and other operating expenses we incurred in connection with the expansion, development, operation and support of our CopperNet network.

     Interest income (expense), net. For the three months ended March 31, 2000, we recorded net interest income of $374,000, consisting of interest income of $1.1 million and interest expense of $(768,000). For the three months ended March 31, 1999, we recorded net interest expense of $(9,000), consisting of interest income of $54,000 and interest expense of $(63,000). The increase in interest income was primarily attributable to interest earned from the net proceeds of $149.8 million from our preferred stock offering in March 2000. The increase in interest expense is primarily due to interest on capital leases that commenced during 1999 and additional borrowings in March 2000.

     Follow-on offering costs. During the three months ended March 31, 2000 we expensed $574,000 related to our follow-on offering of common stock that we commenced earlier in the quarter but subsequently withdrew due to unfavorable market conditions. There were no similar costs during the comparable period in 1999.

     Net loss. For the foregoing reasons, our net loss was $22.3 million for the three months ended March 31, 2000, as compared to a net loss of $2.5 million for the three months ended March 31, 1999, an increase of $19.8 million.

Liquidity and Capital Resources

     Although we do not require significant capital expenditures for our product sales and consulting services segment, the development and expansion of our CopperNet network requires significant capital expenditures. The principal capital expenditures that we expect to incur during our CopperNet rollout include the procurement, design and construction of our collocation spaces and the deployment of DSL-based equipment in central offices and connection sites. Capital expenditures were $55.3 million for the year ended December 31, 1999 and $17.5 million for the three months ended March 31, 2000. During the rest of 2000 and for future periods, we expect our capital expenditures to increase substantially primarily due to:

                                                                         22
     o continued collocation construction in the northeastern and mid-Atlantic regions and new collocation construction in the southeastern and western regions;

     o    procurement of software systems; and

     o the purchase of telecommunications equipment for expansion of our network.

     Our capital expenditures will depend in part upon obtaining adequate demand for our services from our CopperNet customers. We anticipate capital expenditures during the rest of 2000 to range from $80.0 million to $95.0 million for the expansion of our network from 477 central offices at March 31, 2000 to approximately 900 central offices by the end of 2000.

     Initial Public Offering. The net proceeds from our initial public offering, completed in June 1999, were approximately $81.8 million. As of March 31, 2000, we have used approximately $70.8 million of these net proceeds. Of this amount, approximately $31.2 million was used to finance operating losses, approximately $27.9 million was used to finance capital expenditures for central office installation and collocation fees and approximately $7.6 million was used to finance capital expenditures for property and equipment. We expect to use approximately one-half of the remaining net proceeds to finance operating losses that we expect to incur as we expand our customer base and network. We expect to use the remaining net proceeds from our initial public offering to finance additional capital expenditures for central office installation and collocation fees and to make payments under lease commitments and for general corporate purposes.

     Borrowings and Sale of Preferred Stock. In February 2000, we borrowed $15 million from each of SBC and Telmex until we received regulatory approvals for the issuance of 1,500,000 shares of our Series B Mandatorily Redeemable Preferred Stock (preferred stock) on March 7, 2000. The loans bore interest at a rate of prime plus 2% during the time they were outstanding, and we repaid both loans plus accrued interest in full upon consummation of the preferred stock sale on March 7, 2000. The net proceeds from our sale of preferred stock in March 2000 were approximately $149.8 million. Of this amount, approximately one-half will be used to finance capital expenditures for central office installation and collocation fees, software systems, other capital equipment and certain operating costs related to expansion of our network into new regions beyond our original target markets. We expect to use the remaining net proceeds from our sale of preferred stock to finance operating losses that we expect to incur as we expand our customer base and network, to make payments under lease commitments and for general corporate purposes.

     Operating Activities. Net cash used in operating activities for three months ending March 31, 2000 was $20.5 million. This was primarily the result of operating losses of $22.3 million attributable to the expansion of our CopperNet network and development of our CopperNet services, but also the result of a decrease in accounts payable of $3.5 million and an

                                                                         23
increase in accounts receivable of $1.7 million. This was partially offset by increases in non-cash expenses for depreciation of $3.9 million and amortization of deferred compensation on stock options of $1.7 million, accompanied by an increase in accrued expenses of $1.6 million.

     Net cash provided by operating activities for three months ending March 31, 1999 was $136,000. This was the result of operating losses of $2.5 million attributable to the expansion of our network and development of our CopperNet services, accompanied by an increase in accounts receivable of $952,000. This was partially offset by an increase in accounts payable of $3.0 million.

     Investing Activities. Net cash used in investing activities was $54.0 million for the three months ended March 31, 2000. This was primarily the result of purchases of short-term investments of $43.5 million. This was accompanied by the deployment of equipment for our CopperNet services of $6.9 million and purchases of property and equipment of $3.5 million.

     Net cash used in investing activities was $5.0 million for the three months ended March 31, 1999. This was the result of the deployment of equipment for our CopperNet services of $4.3 million and purchases of property and equipment of $675,000.

     Financing Activities. Net cash provided by financing activities was $149.8 million for the three months ended March 31, 2000. This was primarily the result of our preferred stock offering of $150.0 million and borrowings on notes payable of $30.0 million. These were partially offset primarily by repayments of notes payable of $30.0 million and principal payments on capital leases of $1.4 million.

     Net cash used in financing activities was $70,000 for the three months ended March 31, 1999. This was the result of principal payments on capital leases.

     Debt and Capital Lease Arrangements. We currently have debt and capital lease facilities available to us of approximately $125.0 million. Of this amount, Lucent (through its acquisition of Ascend) has provided us with a $95.0 million capital lease facility to fund acquisitions of certain Lucent equipment, under which $9.0 million was outstanding as of March 31, 2000. The terms of our capital leases range from three to four years. These leases require monthly lease payments and have an interest rate of 9.5%. Lucent has the right to withdraw or suspend further advances to us if our interconnection agreements with Bell Atlantic are not renewed or are terminated, or if certain key employees terminate their employment with us without competent replacement in the reasonable commercial judgment of Lucent. In addition, we have arrangements with other vendors that permit us to finance up to $25.0 million of equipment and other assets and $5.0 million of working capital, under a variety of applicable interest rates ranging from 6.0% to 12.0%. An aggregate of $20.5 million was outstanding under these arrangements as of March 31, 2000.

                                                                         24
     Liquidity Requirements. We believe that our existing cash and cash equivalents, short-term investments, including the net proceeds of approximately $149.8 million we received from SBC and Telmex, existing equipment lease financings that have not been fully utilized, and anticipated future revenue generated from operations will be sufficient to complete the current planned build-out of our network in the northeast and mid-Atlantic regions and to begin expansion into the southeastern and western regions during 2000 and to fund our operating losses, capital expenditures, lease payments and working capital requirements into the first quarter of 2001.

     We expect our operating losses and capital expenditures to increase substantially primarily due to our network expansion into new markets. We expect that additional financing will be required after 2000 for us to complete our planned network roll-out in the southeastern and western regions. We may seek to finance such future operations through a combination of commercial bank borrowings, leasing, vendor financing or the private or public sale of equity or debt securities. If we were to leverage our business by incurring significant debt, we may be required to devote a substantial portion of our cash flow to service that indebtedness. This cash flow would otherwise be available to finance the deployment of our network. If we are forced to use our cash flow in this manner, we could be forced to delay the capital expenditures necessary to complete our network. Equity or debt financing may not be available to us on favorable terms or at all. Any delay in the deployment of our network could have a material adverse effect on our business.

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

     o we accelerate deployment of our network or otherwise alter the schedule or targets of our CopperNet roll-out plan; or

     o    we engage in any strategic acquisitions or relationships.

Recent Accounting Pronouncements

     In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, which delays the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for our fiscal year 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be

                                                                         25
recognized in earnings unless specific hedge accounting criteria are met. We believe the adoption of SFAS No. 133 and SFAS No. 137 will not have a material impact on the financial statements, as the Company does not use any derivative financial instruments.

Forward-looking Statements

     Many statements made in this Form 10-Q are forward-looking statements relating to future events and our future performance within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expects," "anticipates," "intends," "believes," or similar language. These forward-looking statements address, among other things:

     o    our CopperNet deployment plans and strategies;

     o    development and management of our business;

     o    our planned relationships with SBC and Telmex;

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

     o our ability to obtain and maintain financing on commercially reasonable terms; and

     o    the extent and nature of competition.

     These statements may be found in this section, and in this Form 10-Q generally.

                                                                         26
     We have based these forward-looking statements on our current expectations and projections about future events based on information available to us on this date, and we assume no obligation to update any forward-looking statements. However, our actual results could differ materially from those anticipated in these forward-looking statements as a result of risks facing us or faulty assumptions on our part. These include, but are not limited to:

     o    the nature of our ongoing relationship with Bell Atlantic;

     o our success in maintaining the continuity of our interconnection agreements;

     o our ability to keep pace with technological innovations within the telecommunications industry;

     o    our ability to hire and retain key personnel;

     o    our ability to protect our proprietary rights;

     o our ability to successfully market our services to current and new customers;

     o our ability to generate customer demand for our services in our target markets;

     o    market pricing for our services and for competing services;

     o    the extent of increasing competition;

     o our ability to acquire the funds needed to continue to expand our network and to continue to fund our operations;

     o the ability of our equipment and service suppliers to meet our needs;

     o    trends in regulatory, legislative and judicial developments; and

     o    our ability to manage the growth of our operations.

     In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-Q may not occur.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We do not believe that we are currently exposed to material market risks.

                                                                         27
                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS --

     We are not currently involved in any legal proceedings that we believe could have a material adverse effect on our business, financial position, results of operations or cash flows. We are, however, subject to state telecommunications regulators, FCC and court decisions as they relate to the interpretation and implementation of the Telecommunications Act of 1996, the Federal Communications Act of 1934, as amended, various state telecommunications statutes and regulations, the interpretation of competitive telecommunications company interconnection agreements in general and our interconnection agreements in particular. In some cases, we may be deemed to be bound by the results of ongoing proceedings of these bodies or the legal outcomes of other contested interconnection agreements that are similar to our agreements. The results of any of these proceedings could have a material adverse effect on our business, financial condition, results of operations and cash flows.

ITEM 2.   CHANGES IN SECURITIES --

     Recent Sales of Unregistered Securities. In March 2000, the Company issued 1,500,000 shares of Series B Mandatorily Redeemable Preferred Stock in a private placement to two accredited investors, at a purchase price of $100 per share, for an aggregate price of $150 million. The shares were offered and sold in reliance upon the exemption from registration under
Section 4(2) of the Securities Act of 1933, relating to sales by an issuer not involving any public offering.

     Use of Public Offering Proceeds. The net proceeds from our initial public offering, completed in June 1999, were approximately $81.8 million. As of March 31, 2000, we have used approximately $70.8 million of these net proceeds. Of this amount, approximately $31.2 million was used to finance operating losses, approximately $27.9 million was used to finance capital expenditures for central office installation and collocation fees and approximately $7.6 million was used to finance capital expenditures for property and equipment. We expect to use approximately one-half of the remaining net proceeds to finance operating losses that we expect to incur as we expand our customer base and network. We expect to use the remaining net proceeds from our initial public offering to finance additional capital expenditures for central office installation and collocation fees and to make payments under lease commitments and for general corporate purposes.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES -- Inapplicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS --
          Inapplicable.

ITEM 5.   OTHER INFORMATION -- Inapplicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K --

     (a)  Exhibits:

          27   Financial Data Schedule

     (b)  Reports on Form 8-K:

          None.

                                                                         28
                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 Date:  May 12, 2000

                                 NETWORK ACCESS SOLUTIONS CORPORATION



                                 By:   /s/ JONATHAN P. AUST
                                     --------------------------------------
                                      Jonathan P. Aust
                                      Chairman and
                                      Chief Executive Officer



                                 By:   /s/ SCOTT G. YANCEY, JR.
                                     --------------------------------------
                                      Scott G. Yancey, Jr.
                                      Chief Financial Officer

                                                                         29
                             INDEX TO EXHIBITS
===========================================================================
  EXHIBIT |
  NUMBER  | DESCRIPTION
---------------------------------------------------------------------------
    27    | Financial Data Schedule
===========================================================================