Form 10-Q
period 2000-06-30
NETWORK ACCESS SOLUTIONS CORP
filed 2000-08-14
CIK 1081665

                                                                          1
                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                 FORM 10-Q

          Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


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

     As of August 1, 2000, there were 47,22,678 shares of the Registrant's common stock ("Common Stock") outstanding.

                                                                          2
                   NETWORK ACCESS SOLUTIONS CORPORATION

                                   INDEX

                                 FORM 10-Q


PART I - FINANCIAL INFORMATION                                         Page

Item 1.   Financial Statements:

          Balance Sheets as of June 30, 2000 (unaudited) and
               December 31, 1999. . . . . . . . . . . . . . . . . . . . . 3

          Unaudited Statements of Operations and Other
               Comprehensive Income (Loss) for the three months
               and six months ended June 30, 2000 and 1999. . . . . . . . 4

          Unaudited Statements of Cash Flows for the six months
               ended June 30, 2000 and 1999 . . . . . . . . . . . . . . . 5

          Notes to Financial Statements . . . . . . . . . . . . . . . . . 6

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations. . . . . . . . . . . .15

Item 3.   Quantitative and Qualitative Disclosures about Market Risk. . .30


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .31

Item 2.   Changes in Securities and Use of Proceeds . . . . . . . . . . .31

Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . . .31

Item 4.   Submission of Matters to a Vote of Security Holders . . . . . .31

Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . .31

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .31


Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .32

                                                                          3
                      PART I - FINANCIAL INFORMATION
                     ITEM 1.     FINANCIAL STATEMENTS

                   NETWORK ACCESS SOLUTIONS CORPORATION
                              BALANCE SHEETS

                                                                        As of          As of
                                                                       June 30,     December 31,
                                                                         2000           1999
ASSETS                                                               ------------    ------------
                                                                      (Unaudited)
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . .    $ 60,156,731   $  18,240,096
  Short-term investments. . . . . . . . . . . . . . . . . . . . .      56,126,776      24,575,893
  Accounts receivable, net of allowance for doubtful accounts of
     $755,115 and $376,399 as of June 30, 2000 and
     December 31, 1999, respectively. . . . . . . . . . . . . . .       5,512,792       3,257,204
  Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . .          80,688         440,770
  Prepaid and other current assets. . . . . . . . . . . . . . . .       2,555,688         927,218
                                                                     ------------    ------------
     Total current assets . . . . . . . . . . . . . . . . . . . .     124,432,675      47,441,181
Property and equipment, net . . . . . . . . . . . . . . . . . . .      96,547,526      55,097,670
Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . .       1,600,000       1,600,000
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . .         470,180         481,012
                                                                     ------------    ------------
     Total assets . . . . . . . . . . . . . . . . . . . . . . . .    $223,050,381   $ 104,619,863
                                                                     ============    ============

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .    $  8,784,673   $   8,221,681
  Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . .       7,999,353       4,366,424
  Current portion of deferred compensation liability. . . . . . .               -         166,667
  Current portion of capital lease obligations. . . . . . . . . .       9,863,878       5,630,429
  Current portion of note payable . . . . . . . . . . . . . . . .         534,353         478,925
  Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . .          78,561          42,788
                                                                     ------------    ------------
     Total current liabilities. . . . . . . . . . . . . . . . . .      27,260,818      18,906,914
  Long-term portion of capital lease obligations. . . . . . . . .      23,269,952      15,251,100
  Long-term portion of note payable . . . . . . . . . . . . . . .       2,176,168       2,453,211
                                                                     ------------    ------------
     Total liabilities. . . . . . . . . . . . . . . . . . . . . .      52,706,938      36,611,225
                                                                     ------------    ------------
Commitments and contingencies:
Series B mandatorily redeemable preferred stock, $0.001 par value,
  1,500,000 and 0 shares authorized, issued and outstanding
  (liquidation preference $153,335,595 (unaudited)) as of
  June 30, 2000 . . . . . . . . . . . . . . . . . . . . . . . . .     153,159,676               -
                                                                     ------------    ------------
Stockholders' equity:
  Common stock, $0.001 par value, 150,000,000 shares authorized,
      55,729,440 and 53,831,997 shares issued and outstanding as
      of June 30, 2000 and December 31, 1999, respectively. . . .          55,729          53,832
  Additional paid-in capital. . . . . . . . . . . . . . . . . . .     136,921,328     130,431,898
  Accumulated other comprehensive gain (loss) . . . . . . . . . .          42,993         (51,960)
  Deferred compensation on stock options. . . . . . . . . . . . .     (24,226,156)    (18,389,540)
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . .     (93,710,127)    (42,135,592)
  Less treasury stock, at cost, 8,550,000 shares as of June 30,
      2000 and December 31, 1999. . . . . . . . . . . . . . . . .      (1,900,000)     (1,900,000)
                                                                     ------------    ------------
     Total stockholders' equity . . . . . . . . . . . . . . . . .      17,183,767      68,008,638
                                                                     ------------    ------------
     Total liabilities, mandatorily redeemable preferred stock
           and stockholders' equity . . . . . . . . . . . . . . .    $223,050,381   $ 104,619,863
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

                                                                          4
                   NETWORK ACCESS SOLUTIONS CORPORATION

                       STATEMENTS OF OPERATIONS AND
                     OTHER COMPREHENSIVE INCOME (LOSS)
                                (unaudited)

                                                             For the three months            For the six months
                                                                ended June 30,                 ended June 30,
                                                          ---------------------------    ---------------------------
                                                              2000           1999           2000           1999
                                                          ------------   ------------   ------------    ------------
Revenue:
  Product sales and consulting services . . . . . . . .   $  4,708,463   $  3,578,189   $  9,450,432   $   8,235,307
  Network services. . . . . . . . . . . . . . . . . . .      2,682,399        165,475      4,366,647         284,524
                                                          ------------   ------------   ------------    ------------
     Total revenue. . . . . . . . . . . . . . . . . . .      7,390,862      3,743,664     13,817,079       8,519,831
                                                          ------------   ------------   ------------    ------------
Cost of revenue:
  Product sales and consulting services . . . . . . . .      3,931,149      2,963,648      7,986,709       6,798,345
  Network services. . . . . . . . . . . . . . . . . . .      6,050,092        612,315     10,031,005         783,161
                                                          ------------   ------------   ------------    ------------
     Total cost of revenue. . . . . . . . . . . . . . .      9,981,241      3,575,963     18,017,714       7,581,506
                                                          ------------   ------------   ------------    ------------

Gross profit (loss) . . . . . . . . . . . . . . . . . .     (2,590,379)       167,701     (4,200,635)        938,325

Operating expenses:
  Selling, general and administrative . . . . . . . . .     20,791,260      5,384,853     35,721,302       7,917,372
  Amortization of deferred compensation on
     stock options. . . . . . . . . . . . . . . . . . .      1,745,180      4,727,719      3,444,261       5,268,188
  Depreciation and amortization . . . . . . . . . . . .      5,537,974        698,473      9,406,443         885,183
                                                          ------------   ------------   ------------    ------------
Loss from operations. . . . . . . . . . . . . . . . . .    (30,664,793)   (10,643,344)   (52,772,641)    (13,132,418)

Interest income . . . . . . . . . . . . . . . . . . . .      2,173,296        310,363      3,316,381         364,675
Interest expense. . . . . . . . . . . . . . . . . . . .       (775,694)      (108,311)    (1,544,552)       (171,267)
Follow-on offering costs. . . . . . . . . . . . . . . .              -              -       (573,723)              -
                                                          ------------   ------------   ------------    ------------
Loss before income taxes. . . . . . . . . . . . . . . .    (29,267,191)   (10,441,292)   (51,574,535)    (12,939,010)

Benefit for income taxes. . . . . . . . . . . . . . . .              -         72,335              -          72,335
                                                          ------------   ------------   ------------    ------------
Net loss  . . . . . . . . . . . . . . . . . . . . . . .    (29,267,191)   (10,368,957)   (51,574,535)    (12,866,675)

Preferred stock dividends . . . . . . . . . . . . . . .      2,645,183        142,466      3,335,594         339,726
Preferred stock accretion . . . . . . . . . . . . . . .         26,033        108,076         32,898         257,719
                                                          ------------   ------------   ------------    ------------

  Net loss applicable to common stockholders. . . . . .   $(31,938,407)  $(10,619,499)  $(54,943,027)  $ (13,464,120)
                                                          ============   ============   ============    ============
  Net loss per common share applicable to
     common stockholders (basic and diluted). . . . . .   $      (0.68)  $      (0.27)  $      (1.18)  $       (0.36)
                                                          ============   ============   ============    ============
Weighted average common shares outstanding
  (basic and diluted) . . . . . . . . . . . . . . . . .     46,815,267     38,677,808     46,396,870      37,346,301
                                                          ============   ============   ============    ============
Comprehensive loss:
  Net loss. . . . . . . . . . . . . . . . . . . . . . .   $(29,267,191)  $(10,368,957)  $(51,574,535)  $ (12,866,675)

Other comprehensive income:
  Unrealized gain on short-term investments . . . . . .         84,113              -         94,953               -
                                                          ------------   ------------   ------------    ------------
Total comprehensive loss. . . . . . . . . . . . . . . .   $(29,183,078)  $(10,368,957)  $(51,479,582)  $ (12,866,675)
                                                          ============   ============   ============    ============

                  The accompanying notes are an integral
                    part of these financial statements.

                                                                          5
                   NETWORK ACCESS SOLUTIONS CORPORATION

                         STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                                                      For the six months
                                                                                        ended June 30,
                                                                                  ---------------------------
                                                                                     2000            1999
                                                                                  ------------   ------------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (51,574,535)  $(12,866,675)
  Adjustment to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization expense. . . . . . . . . . . . . . . . . . .      9,406,443        885,183
     Provision for doubtful accounts receivable . . . . . . . . . . . . . . . .        530,384         71,760
     Amortization of deferred compensation on stock options . . . . . . . . . .      3,444,261      5,268,188
     Follow-on offering costs . . . . . . . . . . . . . . . . . . . . . . . . .        573,723              -
     Net changes in assets and liabilities:
       Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . .     (2,785,972)      (610,202)
       Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        360,082        (54,899)
       Prepaid and other current assets . . . . . . . . . . . . . . . . . . . .     (1,628,470)      (809,672)
       Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (248,440)        (5,460)
       Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,577,410        999,256
       Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,679,454        616,524
       Deferred compensation. . . . . . . . . . . . . . . . . . . . . . . . . .       (166,667)      (166,667)
       Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . .         35,773         98,863
                                                                                  ------------   ------------
          Net cash used in operating activities . . . . . . . . . . . . . . . .    (36,796,554)    (6,573,801)
                                                                                  ------------   ------------

Cash flows from investing activities:
  Purchases of short-term investments . . . . . . . . . . . . . . . . . . . . .    (31,455,930)             -
  Expenditures for network under development. . . . . . . . . . . . . . . . . .    (27,115,423)   (10,216,850)
  Purchases of property and equipment . . . . . . . . . . . . . . . . . . . . .     (9,513,638)    (2,037,085)
                                                                                  ------------   ------------
          Net cash used in investing activities . . . . . . . . . . . . . . . .    (68,084,991)   (12,253,935)
                                                                                  ------------   ------------

Cash flows from financing activities:
  Borrowings on notes payable . . . . . . . . . . . . . . . . . . . . . . . . .     30,000,000     12,000,000
  Repayments of notes payable . . . . . . . . . . . . . . . . . . . . . . . . .    (30,221,615)             -
  Principal payments on capital leases. . . . . . . . . . . . . . . . . . . . .     (2,989,355)      (196,813)
  Issuance of common stock. . . . . . . . . . . . . . . . . . . . . . . . . . .              -     83,700,000
  Issuance of mandatorily redeemable preferred stock. . . . . . . . . . . . . .    150,000,000              -
  Issuance costs related to common and preferred stock offerings. . . . . . . .       (208,817)    (1,207,173)
  Issuance costs related to follow-on offering. . . . . . . . . . . . . . . . .       (360,975)             -
  Exercise of stock options . . . . . . . . . . . . . . . . . . . . . . . . . .        578,942      1,668,955
                                                                                  ------------   ------------
          Net cash provided by financing activities . . . . . . . . . . . . . .    146,798,180     95,964,969
                                                                                  ------------   ------------

Net increase in cash and cash equivalents . . . . . . . . . . . . . . . . . . .     41,916,635     77,137,233

Cash and cash equivalents at the beginning of the period. . . . . . . . . . . .     18,240,096      5,518,117
                                                                                  ------------   ------------
Cash and cash equivalents at the end of the period. . . . . . . . . . . . . . .  $  60,156,731   $ 82,655,350
                                                                                  ============   ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   1,357,197   $     78,510
  Non-cash investing and financing activities:
     Capital leases . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15,241,656     10,310,085
     Preferred stock dividends. . . . . . . . . . . . . . . . . . . . . . . . .      3,335,594        339,726
     Preferred stock accretion. . . . . . . . . . . . . . . . . . . . . . . . .         32,898        257,719
     Expenditures for offering costs included in accrued expenses . . . . . . .        153,476        459,313
     Expenditures for network included in accounts payable. . . . . . . . . . .        880,392        438,925
     Conversion of notes payable into common stock. . . . . . . . . . . . . . .              -     10,000,000
     Conversion of redeemable preferred stock into common stock . . . . . . . .              -      6,238,096

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

   The Company, which is a major provider of high-speed data communications services and related applications, provides network services, telecommunications products and equipment and consulting services to business customers. Through its CopperNet branded service, the Company offers its customers high-speed, continuous connectivity using Digital Subscriber Line (DSL) technology. The Company provides metropolitan area and wide area network services, manages and monitors its customers' networks, sells telecommunications equipment, designs networks for its customers, installs the equipment and provides related services. The Company currently offers its DSL-based networking solutions in the following nine cities and their surrounding markets: Baltimore, Boston, New York, Norfolk, Philadelphia, Pittsburgh, Richmond, Washington, D.C., and Wilmington. The Company is in the process of expanding its geographical coverage to the southeastern and western U.S. markets.

2. Summary of Significant Accounting Policies

     Unaudited Interim Financial Statements

   The unaudited balance sheet as of June 30, 2000, the unaudited statements of operations for the three months and six months ended June 30, 2000 and 1999 and the unaudited statement of cash flows for the six months ended June 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting

                                                                          7
principles, and these financial statements should be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000.

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

     Property and Equipment

   Property and equipment consists of network costs associated with the development and implementation of the DSL networks, office and computer equipment, and furniture and fixtures. The costs associated with the DSL network under development are composed of collocation fees, equipment, equipment held under capital leases, and equipment installation. These assets are stated at cost. The Company leases certain of its equipment under capital lease agreements. The capital lease assets are stated at the lower of the present value of the net minimum lease payments or the fair value at the inception of the lease, and are depreciated over the shorter of the estimated useful life or the lease term. Depreciation of office and computer equipment and furniture and fixtures is computed using the straight-line method, generally over three to five years, based upon estimated useful lives, commencing when the assets are placed in service. The depreciation of the DSL network costs commences as individual network

                                                                          8
components are placed in service and are depreciated over two to five years. Expenditures for maintenance and repairs are expensed as incurred. When assets are retired or disposed, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in operations for the period.

     Net Loss Per Share

   The Company presents basic and diluted net loss per share. Basic net loss per share is computed based on the weighted average number of outstanding shares of common stock. Diluted net loss per share adjusts the weighted average for the potential dilution that could occur if stock options, warrants or other convertible securities were exercised or converted into common stock. Diluted net loss per share for the three months and six months ended June 30, 2000 and 1999, is the same as basic net loss per share because the effects of such items were anti-dilutive.

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

     Segment Reporting

   The Company has determined its reportable segments based on the Company's method of internal reporting, which disaggregates its business by product category. The Company's reportable segments are: (i) product sales and consulting services, and (ii) network services. The network services segment provides local, metropolitan and wide area data communications services to customers. This segment also provides a wide variety of other services to customers, including remote network management and monitoring, network security, virtual private networks, e-commerce and CopperNet, the Company's high-speed, continuously connected DSL access to telecommunications networks. The product sales and consulting services segment provides sales of selected equipment from manufacturing partners, as well as nonrecurring service activation and installation, network integration, on site network management, network security consulting and professional services. Engineers select product solutions based upon customized network designs to improve the customers' operations and network efficiencies. In addition, the product sales and consulting services segment provides maintenance and installation of equipment, some of which

                                                                          9
may be provided through third party providers under contract. The Company's business is currently conducted principally in the eastern United States. There are no foreign operations.

     Recent Accounting Pronouncements

   In July 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FAS 133" which defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for all quarters of fiscal years beginning after June 15, 2000. The Company is in the process of determining the effect of adopting this standard.

   In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) Number 101, "Revenue Recognition in Financial Statements." This bulletin will become effective for the Company no later than the quarter ending December 31, 2000. This bulletin establishes more clearly defined revenue recognition criteria than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for non-refundable fees, such as activation fees, collected by a company upon entering into an arrangement with a customer, such as an arrangement to provide telecommunications services. The Company is currently evaluating the full impact of this bulletin to determine the impact on its financial position and results of operations.

   In March 2000, The FASB issued Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purpose of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on its financial position or results of operations.

3. Property and Equipment

   Property and equipment consists of the following:

                                                 As of          As of
                                               June 30,     December 31,
                                                 2000           1999
                                              ------------   ------------
                                              (unaudited)

   Network placed in service. . . . . . .    $  69,788,169  $  40,291,575
   Network development in process . . . .       20,524,343     12,790,617
   Office and computer equipment. . . . .       17,004,951      5,925,278
   Furniture and fixtures . . . . . . . .        3,974,662      1,428,356
   Less accumulated depreciation. . . . .      (14,744,599)    (5,338,156)
                                              ------------   ------------
   Property and equipment, net. . . . . .    $  96,547,526  $  55,097,670
                                              ============   ============

   The Company's network includes equipment under capital leases, equipment, installation, and collocation fees. Collocation fees represent nonrecurring fees paid to obtain central office space for location of certain equipment. When a new portion of the Company's network has been completed and made available for use, the related cost is transferred from network development in process to network placed in service. As of June 30, 2000 and December 31, 1999, the recorded cost of the network equipment under capital leases was $34,921,046 and $22,939,012, respectively. Accumulated amortization for this equipment under capital leases was $6,661,336 and $2,998,446 as of June 30, 2000 and December 31, 1999,
respectively.

   The Company capitalized direct development costs associated with internal-use software. These costs include external direct costs of material, services and payroll costs for employees devoting time to the software projects. These capitalizable costs are included in office and computer equipment and are amortized over three years.

4. Stock-Based Compensation

   On July 23, 1998, the Company adopted the 1998 Incentive Stock Plan
(the "Plan"), under which incentive stock options, non-qualified stock options, stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards or any combination thereof may be granted to the Company's employees and certain other persons in accordance with the Plan. The Board of Directors, which administers the Plan, determines the number of options granted, the vesting period and the exercise price. The Board of Directors may terminate the Plan at any time. With respect to options granted prior to February 15, 2000, options granted under the Plan are immediately exercisable into restricted shares of the Company's common stock upon award and expire ten years after the date of grant. The restricted common stock generally vests over a three or four year period. Subsequent to exercise, unvested shares of restricted stock cannot be transferred until such shares have vested. Upon voluntary termination, unvested shares of restricted stock can be repurchased by the Company at the lower of fair value or the exercise price. Options granted

                                                                         11
subsequent to February 15, 2000, under the Company's "Year 2000 Program" of administering the Plan, vest and are exercisable cumulatively over a three-year period commencing with the first anniversary of the date of grant, and expire ten years after the date of grant. At December 31, 1998, 9,000,000 shares were reserved for issuance under the Plan. Effective November 1, 1999 (as approved by the Company's stockholders on June 6, 2000), the Company increased the number of shares of common stock reserved for issuance under the Plan to 13,250,000.

   As of June 30, 2000 and December 31, 1999, a total of 10,110,385 and 10,972,791, respectively, of stock options outstanding had been granted at exercise prices ranging from $0.09 to $34.50 per share. At June 30, 2000, 8,356,515 of these options were exercisable into restricted shares of our common stock that generally vest over a three- to four-year period. Stock option activity during the six months ended June 30, 2000, was as follows:

                                                                                    Weighted
                                                                       Range of      Average
                                                           Stock       Exercise     Exercise
                                                          Options       Prices        Price
                                                        ----------   ------------   ---------

   Options outstanding, December 31, 1999 . . . . . .   10,972,791   $0.09 -32.00   $   2.27
   Options granted, January 2000. . . . . . . . . . .      313,100   $16.19 -34.50  $  25.46
   Options granted, February 2000 . . . . . . . . . .      663,150   $16.19 -31.50  $  18.66
   Options granted, March 2000. . . . . . . . . . . .      348,200   $16.00 -30.25  $  26.16
   Options exercised. . . . . . . . . . . . . . . . .   (1,541,750)  $0.09 -16.19   $   0.25
   Options canceled . . . . . . . . . . . . . . . . .     (256,153)  $0.09 -32.00   $   6.74
   Options outstanding, December 31, 1999 . . . . . .   10,972,791   $0.09 -32.00   $   2.27
   Options granted, January 2000. . . . . . . . . . .      261,600   $16.19 -34.50  $  25.36
   Options granted, February 2000 . . . . . . . . . .      654,950   $16.19 -31.50  $  18.53
   Options granted, March 2000. . . . . . . . . . . .      321,300   $16.00 -30.25  $  26.07
   Options granted, April 2000. . . . . . . . . . . .      171,200   $8.81 -14.00   $  12.10
   Options granted, May 2000. . . . . . . . . . . . .      321,950   $7.50 - 9.94   $   9.15
   Options granted, June 2000 . . . . . . . . . . . .      329,070   $4.78 -13.00   $   8.88
   Options exercised. . . . . . . . . . . . . . . . .   (1,897,443)  $0.09 -20.63   $   0.30
   Options canceled . . . . . . . . . . . . . . . . .   (1,025,033)  $0.09 -34.50   $   5.37
                                                        ----------   ------------   ---------
   Options outstanding, June 30, 2000 . . . . . . . .   10,110,385   $0.09 -34.50   $   4.74
                                                        ==========   ============  =========

   In certain instances, the Company has determined the fair value of the underlying common stock on the date of grant was in excess of the exercise price of the options. As a result, the Company recorded deferred compensation of $328,776 and $9,280,877, respectively, for the three months and six months ended June 30, 2000. This amount was recorded as an increase to additional paid-in capital and is being amortized as a charge to operations over the vesting periods which range from three to four years of the underlying restricted common stock. The Company recognized stock compensation expense of $1,745,180 and $3,444,261, respectively, for the three months and six months ended June 30, 2000.

   SFAS No. 123, Accounting for Stock-Based Compensation, encourages adoption of a fair value-based method for valuing the cost of stock-based compensation. However, it allows companies to continue to use the intrinsic value method for options granted to employees and disclose pro forma net loss and loss per share. Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net loss and loss per share during the periods set forth below would have been as follows:

                                                             For the three months            For the six months
                                                                ended June 30,                 ended June 30,
                                                          ---------------------------    ---------------------------
                                                              2000           1999           2000           1999
                                                          ------------   ------------   ------------    ------------
Net loss applicable to common stockholders,
  as reported . . . . . . . . . . . . . . . . . . . . .   $ 31,938,407   $ 10,619,499   $ 54,943,027   $  13,464,120
Pro forma net loss applicable to common
  stockholders. . . . . . . . . . . . . . . . . . . . .     35,009,956     11,345,300     59,865,853      14,208,847
Net loss per share applicable to common
  stockholders, as reported, basic and diluted. . . . .          (0.68)         (0.27)         (1.18)          (0.36)
Pro forma net loss per share applicable to common
  stockholders, basic and diluted . . . . . . . . . . .          (0.75)         (0.29)         (1.29)          (0.38)

                                                                         12
  The weighted-average fair value of options granted during the three months and six months ended June 30, 2000 was approximately $8.83 and $17.62, respectively, based on the Black-Scholes option pricing model. Upon termination, unvested shares of restricted stock are repurchased by the Company at the lower of the exercise price or fair market value.

  The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the six months ended June 30, 2000:
Dividend yield of 0%; expected volatility of 92%; risk-free interest rates of 5.85% to 6.74%; and expected term of five years.

  As of June 30, 2000, the weighted average remaining contractual life of the options was 8.66 years.

5.   Debt and Capital Lease Obligations

  The Company currently has debt and capital lease facilities available of approximately $142.0 million. Of this amount, Lucent (through its acquisition of Ascend) has provided the Company with a $95.0 million capital lease facility to fund acquisitions of certain Lucent equipment, under which $16.6 million was outstanding as of June 30, 2000. The terms of the Company's capital leases range from three to four years, require monthly lease payments and have an interest rate of 9.5%. Lucent has the right to withdraw or suspend further advances if the Company's interconnection agreements with Bell Atlantic are not renewed or are terminated, or if certain key employees terminate their employment with the Company without competent replacement in the reasonable commercial judgment of Lucent. In addition, the Company has arrangements with other vendors that permit the Company to finance up to $42.0 million of equipment and other assets and $5.0 million of working capital, under a variety of applicable interest rates ranging from 6.0% to 13.3%. An aggregate of $35.8 million was outstanding under these arrangements as of June 30, 2000.

  In connection with the Company's strategic financing agreement with SBC Communications, Inc. (SBC) and Telefonos de Mexico, S.A. de C.V. (Telmex), SBC and Telmex loaned the Company a total of $30 million ($15 million each) until the Company received the necessary regulatory approvals to complete the preferred stock sale. The loans bore interest at a rate of prime plus 2% during the time they were outstanding. Upon obtaining the regulatory approvals, the Company exchanged the loans for preferred stock and received the remaining proceeds upon the consummation of the preferred stock sale on March 7, 2000, net of the principal and accrued interest on these interim borrowings.

6.   Mandatorily Redeemable Preferred Stock and Stockholders' Equity

  On March 7, 2000, the Company issued 1,500,000 shares of Series B Mandatorily Redeemable Preferred Stock (preferred stock) for total proceeds of $150,000,000 excluding direct issuance costs of $208,817.

                                                                         13
  The convertible preferred stock is non-voting and pays a 7.0% dividend, which can be satisfied with either additional stock or cash. Each $100.00 share of preferred stock is convertible at any time at the election of the holder into 3.2258 shares of the Company's common stock, or a total of 4,838,700 common shares. The preferred stock may be called by the Company for mandatory conversion into its common stock at any time between two and five years after the original issue date, provided the Company's common stock is trading above $31.00 per share. On each anniversary of the issue date, beginning on the second anniversary and ending on the seventh anniversary, the holders of the preferred stock may request that the Company redeem the shares for a cash amount equal to $100 per share plus unpaid dividends. The Company may postpone such right until the following year for all but the seventh year if its common stock share price is below $31.00 for a specified period preceding the anniversary date. The Company has agreed to use 50% of the proceeds from the preferred stock to more closely align its network and business operations with the future network and business operations of both SBC and Telmex. If SBC and Telmex convert their preferred stock positions into the Company's common stock, SBC will own approximately 4.8% and Telmex will own approximately 4.5% of the Company's equity on a fully diluted basis. SBC and Telmex have the right to maintain their percentage equity ownership interests in the Company's common stock through a right of primary offer mechanism in the financing agreement. This right permits them to purchase, in any subsequent offering of the Company's stock, on the same terms and conditions as the stock is offered to third parties, an amount of stock that will allow them to maintain their respective percentage ownership interests. Through a separate agreement with the Company's present principal stockholders, Spectrum Equity Investors II, L.P. and Jonathon P. Aust, the Company's Chief Executive Officer, SBC and Telmex also have a right of first offer to purchase, in certain circumstances, any shares that these stockholders may wish to sell in the future.

  The Preferred Stock activity is summarized as follows:

                                                             Shares         Amount
                                                          ------------   ------------

  Balance, December 31, 1999. . . . . . . . . . . . . .              -   $          -
  Issuance of shares. . . . . . . . . . . . . . . . . .      1,500,000    150,000,000
  Issuance costs. . . . . . . . . . . . . . . . . . . .              -       (208,817)
  Accrued dividends . . . . . . . . . . . . . . . . . .              -      3,335,594
  Accretion to redemption price . . . . . . . . . . . .              -         32,899
                                                          ------------   ------------
  Balance, June 30, 2000. . . . . . . . . . . . . . . .      1,500,000   $153,159,676
                                                          ============   ============

                                                                         14
7.   Segment Information

  The Company evaluates the performance of its segments and allocates resources to them based on gross profit. There are no intersegment revenues. The table below presents information about the reported gross profit (loss) of the Company's reportable segments for the three months and six months ended June 30, 2000 and 1999. The Company has changed its internal organization in a manner that caused the composition of its reportable segments to change from three to two reportable segments. The corresponding information for earlier periods has been reclassified to conform to the new presentation of two reportable segments. Asset information is not reported for the product sales and consulting services segment, as this data is not considered by the Company in making its decisions regarding operating matters.

                                                                 Product
                                                                Sales and
                                                               Consulting    Network    Reconciling
                                                                Services    Services       Items       Total
                                                               ----------  ----------   ----------  ----------
   As of and for the three months ended                                     (dollars in thousands)
      June 30, 2000:
         Revenue. . . . . . . . . . . . . . . . . . . . . .    $    4,708  $    2,682   $      -    $    7,390
                                                               ==========  ==========   ==========  ==========
         Gross Profit (1) . . . . . . . . . . . . . . . . .    $      777  $   (3,368)  $      -    $   (2,591)
                                                               ==========  ==========   ==========  ==========
         Property and equipment, net. . . . . . . . . . . .    $      -    $   78,288   $   18,260  $   96,548
                                                               ==========  ==========   ==========  ==========
   As of and for the three months ended
      June 30, 1999:
         Revenue. . . . . . . . . . . . . . . . . . . . . .    $    3,578  $      166   $      -    $    3,744
                                                               ==========  ==========   ==========  ==========
         Gross profit (1) . . . . . . . . . . . . . . . . .    $      614  $     (446)  $      -    $      168
                                                               ==========  ==========   ==========  ==========
         Property and equipment, net. . . . . . . . . . . .    $      -    $   24,885   $    2,973  $   27,858
                                                               ==========  ==========   ==========  ==========

   As of and for the six months ended
      June 30, 2000:
         Revenue. . . . . . . . . . . . . . . . . . . . . .    $    9,450  $    4,367   $      -    $   13,817
                                                               ==========  ==========   ==========  ==========
         Gross Profit (1) . . . . . . . . . . . . . . . . .    $    1,463  $   (5,664)  $      -    $   (4,201)
                                                               ==========  ==========   ==========  ==========
         Property and equipment, net. . . . . . . . . . . .    $      -    $   78,288   $   18,260  $   96,548
                                                               ==========  ==========   ==========  ==========
   As of and for the six months ended
      June 30, 1999:
         Revenue. . . . . . . . . . . . . . . . . . . . . .    $    8,235  $      285   $      -    $    8,520
                                                               ==========  ==========   ==========  ==========
         Gross profit (1) . . . . . . . . . . . . . . . . .    $    1,436  $     (498)  $      -    $      938
                                                               ==========  ==========   ==========  ==========
         Property and equipment, net. . . . . . . . . . . .    $      -    $   24,885   $    2,973  $   27,858
                                                               ==========  ==========   ==========  ==========

_______________
  (1) Adjustments that are made to the total of the segments' gross profit in order to arrive at income (loss) before income taxes are as follows:

                                                             For the three months            For the six months
                                                                ended June 30,                 ended June 30,
                                                          ---------------------------    ---------------------------
                                                              2000           1999           2000           1999
                                                          ------------   ------------   ------------    ------------
                                                                            (dollars in thousands)

  Gross profit (loss) . . . . . . . . . . . . . . . . .   $     (2,591)  $        168   $     (4,201)  $         938
  Operating expenses:
     Selling, general and administrative. . . . . . . .         20,791          5,385         35,721           7,917
     Amortization of deferred compensation. . . . . . .          1,745          4,728          3,444           5,268
     Depreciation and amortization. . . . . . . . . . .          5,538            698          9,407             885
                                                          ------------   ------------   ------------    ------------
  Income (loss) from operations . . . . . . . . . . . .        (30,665)       (10,643)       (52,773)        (13,132)
     Interest income. . . . . . . . . . . . . . . . . .          2,173            310          3,316             364
     Interest expense . . . . . . . . . . . . . . . . .           (775)          (108)        (1,544)           (171)
     Follow-on offering costs . . . . . . . . . . . . .              -              -           (574)              -
                                                          ------------   ------------   ------------    ------------
  Loss before income taxes. . . . . . . . . . . . . . .   $    (29,267)  $    (10,441)  $    (51,575)  $     (12,939)
                                                          ============   ============   ============    ============

                                                                         15
ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS

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

Overview

   We began operations in 1995 by selling data communications products made by others and providing consulting services for WANs. Shortly thereafter, we began offering a wide range of networking solutions for the data communications needs of businesses. We provide network integration services, where we design our customers' networks and sell and install related network equipment. We also manage our customers' networks, ensure the security of their networks and provide related professional services. From 1995 through 1998, our revenue was derived primarily from product sales and consulting services. In prior periods, our business had primarily depended on AT&T and AstraZeneca for revenue from our product sales and consulting services. AT&T accounted for 2.8% and 44.8% of total revenue for the six months ended June 30, 2000 and 1999, respectively, while AstraZeneca accounted for 5.2% and 8.9% of total revenue for the six months ended June 30, 2000 and 1999, respectively.

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

   We currently offer our DSL-based networking solutions in the following nine northeast and mid-Atlantic cities and their surrounding markets:
Baltimore, Boston, New York, Norfolk, Philadelphia, Pittsburgh, Richmond, Washington D.C. and Wilmington. On February 8, 2000, in connection with the announcement of a $150 million preferred stock investment by, and a strategic summary operating agreement with SBC and Telmex, we announced that we would be extending our network deployment into the southeastern and western regions of the United States. We, along with SBC and Telmex, have initially targeted deployment in the following 20 markets within these

                                                                         16
regions: Atlanta, Charlotte, Denver, Greensboro, Jacksonville, Louisville, Memphis, Miami, Minneapolis, Nashville, New Orleans, Orlando, Phoenix, Portland, Raleigh-Durham, Salt Lake City, Seattle, Tampa, Tucson and West Palm Beach. We intend to deploy our network in each of these markets in the second half of 2000.

   As of June 30, 2000, we had installed our equipment in more than 500 central offices. The substantial majority of these central offices are within our northeast and mid-Atlantic markets. As of June 30, 2000, we had installed 7,700 lines in our northeast and mid-Atlantic regions.

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

   Since February 1997, we have invested increasing amounts in the development and deployment of our CopperNet service. We have funded the deployment of our CopperNet services through proceeds received from a preferred and common stock financing in August 1998, issuance of promissory notes that were converted into common stock during the three months ended June 30, 1999, capital lease financing, our initial public offering and the proceeds received from the sale of $150 million of our Series B Mandatorily Redeemable Preferred Stock (preferred stock) to SBC and Telmex, as described in more detail in Note 6 of Notes to Financial Statements. We have increased our operating expenses and capital expenditures in an effort to continue to rapidly expand our equipment and human resource-related infrastructure and DSL-based network services. We expect to continue to incur substantial operating losses, net losses and negative cash flow during the build-out of our network and our initial penetration of each new market we enter. Although we continue to derive the majority of our revenue from our product sales and consulting services, we expect that over time revenue from network services, which includes our CopperNet services, will constitute the more significant portion of our total revenue.

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

                                                                         17
   o Product sales and consulting services. As part of our overall data communications solutions, we sell data communications products, including the network and security components that our customers require in order to build, maintain and secure their networks. We sell, install and configure selected equipment from our manufacturing partners. Our engineers select product solutions to improve our customers' operations and network efficiencies. Our engineers refer to a standard network design that they seek to customize to fit the needs of each customer. We also bill our customers for network design and integration, on-site network management, staging, installation, maintenance and warranty services, network security and professional services based on time and materials for contracted services. In addition, we derive revenue from the maintenance and installation of equipment. Some of these services may be provided through third-party providers under contract to us.

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

                                                                         18
   o Equipment operating lease expenses. In the future, we may decide to enter into operating leases for some or all of the equipment we use in our network, including the DSL equipment we use in the traditional telephone company's central office locations and equipment installed on the customer's premises. Currently, we generally use capital leases to finance the acquisition of substantially all of this equipment, which we depreciate over a range of two to five years.

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

   o Sales and marketing expenses. We distribute our products and services through direct and indirect sales efforts, agents and telemarketing. Our direct sales force focuses on selling CopperNet connectivity to small- and medium-sized businesses and consulting services and network services to medium- and large-sized businesses. We indirectly sell our full complement of products and services, including our network services, consulting services and products, through network service providers, including ISPs, long distance and local carriers and other networking services companies. Our sales and marketing expenses have increased, and will continue to increase, as we continue to develop our CopperNet services.

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

   Amortization of deferred compensation on stock options

   We had outstanding stock options to purchase a total of 10,110,385 shares of common stock as of June 30, 2000 and 10,972,791 shares of common

                                                                         19
stock as of December 31, 1999, respectively, at weighted average exercise prices of $4.74 and $2.27 per share, respectively. At June 30, 2000, 8,356,515 of these options were exercisable for restricted shares of our common stock that generally vest over a three- to four-year period. In certain instances, we determined the fair value of the underlying common stock on the date of grant was in excess of the exercise price of the options. As a result, we recorded deferred compensation of $329,000 and $9.1 million for the three months ended June 30, 2000 and 1999, respectively, and $9.3 million and $21.0 million for the six months ended June 30, 2000 and 1999, respectively. We recorded this amount as a reduction to stockholders' equity that is amortized as a charge to operations over the vesting periods. Related to these options we recognized $1.7 million and $4.7 million of stock compensation expense for the three months ended June 30, 2000 and 1999, respectively, and $3.4 million and $5.3 million of stock compensation expense for the six months ended June 30, 2000 and 1999, respectively.

   Depreciation and amortization

   Depreciation expense arising from our network and equipment purchases for our customers' premises is significant and is expected to continue to increase as we deploy our network. Collocation fees, build-out costs, including one-time installation and activation fees, and other DSL-based equipment costs are capitalized and amortized over a range of two to five years.

Interest Income (Expense), Net

   Interest income (expense), net, primarily consists of interest income from our cash and cash equivalents and short-term investments less interest expense associated with our debt and capital leases. Our capital expenditures have increased and are expected to continue to increase in the future, and accordingly, our interest expense associated with our capital leases has increased and is expected to continue to increase in the future.

Results of Operations

   The following tables present our results of operations data and the components of net income (loss) in dollars and as a percentage of our revenue. (See Note 7 of Notes to Financial Statements for certain additional financial information about our segments.)

                                                                         20

                                                             For the three months            For the six months
                                                                ended June 30,                 ended June 30,
                                                          ---------------------------    ---------------------------
                                                              2000           1999           2000           1999
                                                          ------------   ------------   ------------    ------------
                                                                       (unaudited; dollars in thousands)
  Revenue:
     Product sales and consulting services. . . . . . .   $      4,709   $      3,578   $      9,450   $       8,235
     Network services . . . . . . . . . . . . . . . . .          2,682            166          4,367             285
                                                          ------------   ------------   ------------    ------------
       Total revenue. . . . . . . . . . . . . . . . . .          7,391          3,744         13,817           8,520
                                                          ------------   ------------   ------------    ------------
  Cost of revenue:
     Product sales and consulting services. . . . . . .          3,931          2,964          7,987           6,799
     Network services . . . . . . . . . . . . . . . . .          6,050            612         10,031             783
                                                          ------------   ------------   ------------    ------------
       Total cost of revenue. . . . . . . . . . . . . .          9,981          3,576         18,018           7,582
                                                          ------------   ------------   ------------    ------------
       Gross profit (loss). . . . . . . . . . . . . . .         (2,590)           168         (4,201)            938
                                                          ------------   ------------   ------------    ------------
  Operating expenses:
     Selling, general and administrative. . . . . . . .         20,791          5,385         35,721           7,917
     Amortization of deferred compensation on
         stock options. . . . . . . . . . . . . . . . .          1,745          4,728          3,444           5,268
     Depreciation and amortization. . . . . . . . . . .          5,538            698          9,407             885
                                                          ------------   ------------   ------------    ------------
       Total operating expenses . . . . . . . . . . . .         28,074         10,811         48,572          14,070
                                                          ------------   ------------   ------------    ------------
  Loss from operations. . . . . . . . . . . . . . . . .        (30,664)       (10,643)       (52,773)        (13,132)
  Interest income (expense), net. . . . . . . . . . . .          1,397            202          1,772             194
  Follow-on offering costs. . . . . . . . . . . . . . .              -              -           (574)              -
  Benefit for income taxes. . . . . . . . . . . . . . .              -             72              -              72
                                                          ------------   ------------   ------------    ------------
  Net loss. . . . . . . . . . . . . . . . . . . . . . .   $    (29,267)  $     10,369   $     51,575   $     (12,866)
                                                          ============   ============   ============    ============


                                                             For the three months            For the six months
                                                                ended June 30,                 ended June 30,
                                                          ---------------------------    ---------------------------
                                                              2000           1999           2000           1999
                                                          ------------   ------------   ------------    ------------
                                                                      (unaudited; percentage of revenue)
  Revenue:
     Product sales and consulting services. . . . . . .       63.7%          95.6%          68.4%          96.6%
     Network services . . . . . . . . . . . . . . . . .       36.3            4.4           31.6            3.4
                                                          ------------   ------------   ------------    ------------
       Total revenue. . . . . . . . . . . . . . . . . .      100.0          100.0          100.0          100.0
                                                          ------------   ------------   ------------    ------------
  Cost of revenue:
     Product sales and consulting services. . . . . . .       53.2           79.2           57.8           79.8
     Network services . . . . . . . . . . . . . . . . .       81.9           16.3           72.6            9.2
                                                          ------------   ------------   ------------    ------------
       Total cost of revenue. . . . . . . . . . . . . .      135.1           95.5          130.4           89.0
                                                          ------------   ------------   ------------    ------------
       Gross profit (loss). . . . . . . . . . . . . . .      (35.1)           4.5          (30.4)          11.0
                                                          ------------   ------------   ------------    ------------
  Operating expenses:
     Selling, general and administrative. . . . . . . .      281.3          143.8          258.5           92.9
     Amortization of deferred compensation on
         stock options. . . . . . . . . . . . . . . . .       23.6          126.3           24.9           61.8
     Depreciation and amortization. . . . . . . . . . .       74.9           18.6           68.1           10.4
                                                          ------------   ------------   ------------    ------------
       Total operating expenses . . . . . . . . . . . .      379.8          288.7          351.5          165.1
                                                          ------------   ------------   ------------    ------------
  Loss from operations. . . . . . . . . . . . . . . . .     (414.9)        (284.2)        (381.9)        (154.1)
  Interest income (expense), net. . . . . . . . . . . .       18.9            5.4           12.8            2.3
  Follow-on offering costs. . . . . . . . . . . . . . .        -              -             (4.2)           -
  Benefit for income taxes. . . . . . . . . . . . . . .        -              1.9            -              0.8
                                                          ------------   ------------   ------------    ------------
  Net loss. . . . . . . . . . . . . . . . . . . . . . .     (396.0)%       (276.9)%        373.3%        (151.0)%
                                                          ============   ============   ============    ============


                                                                         21
Three Months Ended June 30, 2000 Compared to Three Months Ended June 30,
1999

     Revenue. We recognized $7.4 million in revenue for the three months ended June 30, 2000, as compared to $3.7 million for the three months ended June 30, 1999, an increase of $3.7 million. This increase was mainly attributable to a $2.5 million increase in network services, which increased from $166,000 for the three months ended June 30, 1999 to $2.7 million for the three months ended June 30, 2000. This was the result of increased sales of services related to our DSL-enabled network, which was introduced in early 1999. Product sales and consulting services revenue increased $1.1 million from $3.6 million for the three months ended June 30, 1999 to $4.7 million for the three months ended June 30, 2000. This increase was mainly due to an increase in product sales of $807,000. AT&T accounted for 0.8% and 31.0% of total revenue for the three months ended June 30, 2000 and 1999, respectively, while AstraZeneca accounted for 5.7% and 7.6% of total revenue for the three months ended June 30, 2000 and 1999, respectively.

     Cost of revenue. Cost of revenue was $10.0 million for the three months ended June 30, 2000, as compared to $3.6 million for the three months ended June 30, 1999, an increase of $6.4 million. The increase was principally attributable to growth in cost of network services of $5.4 million associated with expenses incurred to continue to expand, develop and operate our CopperNet and other networking services. Costs related to product sales and consulting services increased $967,000 to $3.9 million for the three months ended June 30, 2000 from $3.0 million for the three months ended June 30, 1999. This was due to an increase in product sales and consulting services revenue of $1.1 million over the same period.

     Gross profit (loss). Gross loss was $2.6 million for the three months ended June 31, 2000, as compared to gross profit of $168,000 for the three months ended June 30, 1999, a decrease of $2.8 million. This loss was primarily a result of increased network services costs related to the continued expansion, development and operation of our CopperNet network. As a result of the rapid expansion, development and operation of our CopperNet network, expenses have exceeded our revenue realized from our customer base.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $20.8 million for the three months ended June 30, 2000, as compared to $5.4 million for the three months ended June 30, 1999, an increase of $15.4 million. This increase was primarily due to increased staffing and other expenses incurred to develop, operate and sell our CopperNet network and other networking solutions.

     Amortization of deferred compensation on stock options. Amortization of deferred compensation was $1.7 million for the three months ended June 30, 2000, as compared to $4.7 for the three months ended June 30, 1999, a decrease of $3.0 million. This decrease is attributable to an expense of $3.5 million during the three months ended June 30, 1999 related to a stock

                                                                         22
option grant to a board member. This was partially offset by an increase attributable to the increase in the unamortized deferred compensation from $19.2 million to $24.2 million as of June 30, 1999 and 2000, respectively, which is principally due to the granting of stock options to key employees in certain cases at less than fair market value, and the related amortization of this increased balance over the remaining vesting period for these options.

     Depreciation and amortization expense. Depreciation and amortization expense was $5.6 million for the three months ended June 30, 2000, as compared to $698,000 for the three months ended June 30, 1999, an increase of $4.8 million. This increase was primarily due to investments in our CopperNet network, computer equipment and software, office furnishings and leasehold improvements, which increased from $28.9 million at June 30, 1999, to $111.3 million at June 30, 2000.

     Loss from operations. Our loss from operations was $30.7 million for the three months ended June 30, 2000, as compared to $10.6 million for the three months ended June 30, 1999, an increase of $20.1 million. The increased loss for the three months ended June 30, 2000 was primarily due to increased staffing, amortization of deferred compensation and other operating expenses we incurred in connection with the expansion, development, operation and support of our CopperNet network.

     Interest income (expense), net. For the three months ended June 30, 2000, we recorded net interest income of $1.4 million, consisting of interest income of $2.2 million and interest expense of $(776,000). For the three months ended June 30, 1999, we recorded net interest income of $202,000, consisting of interest income of $310,000 and interest expense of $(108,000). The increase in interest income was primarily attributable to interest earned from the net proceeds of $149.8 million received from our preferred stock offering in March 2000. The increase in interest expense is primarily due to interest on capital lease obligations, which have increased from $1.5 million at March 31, 1999 to $33.1 million at March 31, 2000.

     Benefit for income taxes. We had no benefit for income taxes for the three months ended June 30, 2000, as compared to a benefit of $72,000 for the three months ended June 30, 1999.

     Net loss. For the foregoing reasons, our net loss was $29.3 million for the three months ended June 30, 2000, as compared to a net loss of $10.4 million for the three months ended June 30, 1999, an increase of $18.9 million.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

     Revenue. We recognized $13.8 million in revenue for the six months ended June 30, 2000, as compared to $8.5 million for the six months ended June 30, 1999, an increase of $5.3 million. This increase was attributable to a $4.1 million increase in network services, which increased from $285,000 for the six months ended June 30, 1999 to $4.4 million for the six

                                                                         23
months ended June 30, 2000. This was the result of increased sales of services related to our DSL-enabled network, which was introduced in early 1999. Product sales and consulting services revenue increased $1.2 million from $8.2 million for the six months ended June 30, 1999 to $9.4 million for the six months ended June 30, 2000. This increase was mainly due to an increase in product sales of $1.1 million. AT&T accounted for 2.8% and 44.8% of total revenue for the six months ended June 30, 2000 and 1999, respectively, while AstraZeneca accounted for 5.2% and 8.9% of total revenue for the six months ended June 30, 2000 and 1999, respectively.

     Cost of revenue. Cost of revenue was $18.0 million for the six months ended June 30, 2000, as compared to $7.6 million for the six months ended June 30, 1999, an increase of $10.4 million. The increase was principally attributable to growth in cost of network services of $9.2 million associated with expenses incurred to continue to expand, develop and operate our CopperNet and other networking services. Costs related to product sales and consulting services increased $1.2 million to $8.0 million for the six months ended June 30, 2000 from $6.8 million for the six months ended June 30, 1999. This was due to an increase in product sales and consulting services revenue over the same period.

     Gross profit (loss). Gross loss was $4.2 million for the six months ended June 30, 2000, as compared to gross profit of $938,000 for the six months ended June 30, 1999, a decrease of $5.1 million. This loss was primarily a result of increased network services costs related to the continued expansion, development and operation of our CopperNet network. As a result of the rapid expansion, development and operation of our CopperNet network, expenses have exceeded our revenue realized from our customer base.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $35.7 million for the six months ended June 30, 2000, as compared to $7.9 million for the six months ended June 30, 1999, an increase of $27.8 million. This increase was primarily due to increased staffing and other expenses incurred to develop, operate and sell our CopperNet network and other networking solutions.

     Amortization of deferred compensation on stock options. Amortization of deferred compensation was $3.4 million for the six months ended June 30, 2000, as compared to $5.3 million for the six months ended June 30, 1999, a decrease of $1.8 million. This decrease is attributable to an expense of $3.5 million during the six months ended June 30, 1999 related to a stock option grant to a board member. This was partially offset by an increase attributable to the increase in the unamortized deferred compensation from $19.2 million to $24.2 million as of June 30, 1999 and 2000, respectively, which is principally due to the granting of stock options to key employees, and the related amortization of this increased balance over the remaining vesting period for these options.

                                                                         24
     Depreciation and amortization expense. Depreciation and amortization expense was $9.4 million for the six months ended June 30, 2000, as compared to $885,000 for the six months ended June 30, 1999, an increase of $8.5 million. This increase was primarily due to investments in our CopperNet network, computer equipment and software, office furnishings and leasehold improvements.

     Loss from operations. Our loss from operations was $52.8 million for the six months ended June 30, 2000, as compared to $13.1 million for the six months ended June 30, 1999, an increase of $39.7 million. The increased loss for the six months ended June 30, 2000 was primarily due to increased staffing, amortization of deferred compensation and other operating expenses we incurred in connection with the expansion, development, operation and support of our CopperNet network.

     Interest income (expense), net. For the six months ended June 30, 2000, we recorded net interest income of $1.8 million, consisting of interest income of $3.3 million and interest expense of $(1.5) million. For the six months ended June 30, 1999, we recorded net interest income of $194,000, consisting of interest income of $365,000 and interest expense of $(171,000). The increase in interest income was primarily attributable to interest earned from the net proceeds of $149.8 million received from our preferred stock offering in March 2000. The increase in interest expense is primarily due to interest on capital lease obligations, which have increased from $1.5 million at March 31, 1999 to $33.1 million at March 31, 2000 and additional borrowings in March 2000.

     Follow-on offering costs. During the six months ended June 30, 2000 we expensed $574,000 related to our follow-on offering of common stock that we commenced earlier in the quarter but subsequently withdrew due to unfavorable market conditions. There were no similar costs during the comparable period in 1999.

     Benefit for income taxes. We had no benefit for income taxes for the six months ended June 30, 2000, as compared to a benefit of $72,000 for the six months ended June 30, 1999.

     Net loss. For the foregoing reasons, our net loss was $51.6 million for the six months ended June 30, 2000, as compared to a net loss of $12.9 million for the six months ended June 30, 1999, an increase of $38.7 million.

Liquidity and Capital Resources

     Although we do not require significant capital expenditures for our product sales and consulting services segment, the development and expansion of our CopperNet network requires significant capital expenditures. The principal capital expenditures we expect to incur during our CopperNet rollout include the procurement, design and construction of our collocation spaces and the deployment of DSL-based equipment in central offices and connection sites. Capital expenditures were $55.3 million for

                                                                         25
the year ended December 31, 1999 and $50.9 million for the six months ended June 30, 2000. During the rest of 2000 and for future periods, we may increase our capital expenditures primarily due to:

     o continued collocation construction in the northeastern and mid-Atlantic regions and new collocation construction in the southeastern and western regions;

     o    procurement of software systems; and

     o the purchase of telecommunications equipment for expansion of our network.

     Our capital expenditures will depend in part upon obtaining adequate demand for our services from our CopperNet customers. We anticipate capital expenditures during the rest of 2000 to range from $30.0 million to $50.0 million for the expansion of our network from more than 500 central offices at June 30, 2000 and up to 900 central offices assuming the availability of additional financing.

     Initial Public Offering. The net proceeds from our initial public offering, completed in June 1999, were approximately $81.8 million. As of June 30, 2000, we have used approximately $62.8 of these net proceeds. Approximately $31.2 million was used to finance operating losses, approximately $27.3 million was used to finance capital expenditures for central office installation, collocation fees, property and equipment and approximately $4.3 million was used for general corporate purposes and to make payments under lease commitments. We expect to use approximately one-half of the remaining net proceeds to finance operating losses that we expect to incur as we expand our customer base and network. We expect to use the remaining net proceeds from our initial public offering to finance additional capital expenditures for central office installation and collocation fees and to make payments under lease commitments and for general corporate purposes.

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

     The net proceeds from our sale of preferred stock in March 2000 were approximately $149.8 million. As of June 30, 2000 we have used approximately $52.6 million of these net proceeds. Of this amount, approximately $34.1 million was used to finance capital expenditures for central office installation, collocation fees, property and equipment, approximately $16.1 million was used to finance operating losses and approximately $2.4 million was for general corporate purposes and to make payments under lease commitments. We expect to use approximately one-half

                                                                         26
of the remaining net proceeds to finance capital expenditures for central office installation and collocation fees, software systems, other capital equipment and certain operating costs related to expansion of our network into new regions beyond our original target markets. We expect to use the remaining net proceeds from our sale of preferred stock to finance operating losses that we expect to incur as we expand our customer base and network, to make payments under lease commitments and for general corporate purposes.

     Operating Activities. Net cash used in operating activities for the six months ending June 30, 2000 was $36.6 million. This was primarily the result of operating losses of $51.6 million attributable to the expansion of our CopperNet network and development of our CopperNet services, but also the result of an increase in accounts receivable of $2.8 and an increase in prepaid and other current assets of $1.7 million. These were partially offset by increases in non-cash expenses consisting primarily of depreciation of $9.4 million and amortization of deferred compensation on stock options of $3.4 million, accompanied by increases in accrued expenses of $3.7 million and accounts payable of $1.6 million.

     Net cash used in operating activities for the six months ending June 30, 1999 was $6.6 million. This was primarily the result of operating losses of $12.9 million attributable to the expansion of our network and development of our CopperNet services. This was partially offset by an increase in non-cash expenses consisting primarily of depreciation of $5.3 million, accompanied by an increase in accounts payable of $1.0 million.

     Investing Activities. Net cash used in investing activities was $68.2 million for the six months ended June 30, 2000. This was primarily the result of purchases of short-term investments of $31.5 million and deployment of equipment for our CopperNet services of $27.1 million. This was accompanied by purchases of property and equipment of $9.5 million.

     Net cash used in investing activities was $12.3 million for the six months ended June 30, 1999. This was the result of the deployment of equipment for our CopperNet services of $10.2 million and purchases of property and equipment of $2.0 million.

     Financing Activities. Net cash provided by financing activities was $146.8 million for the six months ended June 30, 2000. This was primarily the result of net proceeds from our preferred stock offering of $150.0 million and borrowings on notes payable of $30.0 million. These were partially offset primarily by repayments of notes payable of $30.2 million and principal payments on capital leases of $3.0 million.

     Net cash provided by financing activities was $96.0 million for the six months ended June 30, 1999. This was primarily the result of net proceeds from our initial public offering of $83.7 million partially offset by issuance costs paid of $1.2 million and borrowings on notes payable of $12.0 million.

                                                                         27
     Debt and Capital Lease Arrangements. We currently have debt and capital lease facilities available to us of approximately $142.0 million. Of this amount, Lucent (through its acquisition of Ascend) has provided us with a $95.0 million capital lease facility to fund acquisitions of certain Lucent equipment, under which $16.6 million was outstanding as of June 30, 2000. The terms of our capital leases range from three to four years. These leases require monthly lease payments and have an interest rate of 9.5%. Lucent has the right to withdraw or suspend further advances to us if our interconnection agreements with Bell Atlantic are not renewed or are terminated, or if certain key employees terminate their employment with us without competent replacement, in the reasonable commercial judgment of Lucent. In addition, we have arrangements with other vendors that permit us to finance up to $42.0 million of equipment and other assets and $5.0 million of working capital, under a variety of applicable interest rates ranging from 6.0% to 13.3%. An aggregate of $35.8 million was outstanding under these arrangements as of June 30, 2000.

     Liquidity Requirements. We believe that our existing cash and cash equivalents, short-term investments, including the $97.2 of net proceeds remaining from the $149.8 million of net proceeds we received from SBC and Telmex, existing equipment lease financings that have not been fully utilized, and anticipated future revenue generated from operations will be sufficient to complete the current planned build-out of our network in the northeast and mid-Atlantic regions and to begin expansion into the southeastern and western regions during the remainder of 2000 and to fund our operating losses, capital expenditures, lease payments and working capital requirements into the second quarter of 2001.

     We expect our operating losses and capital expenditures to increase primarily due to our network expansion into new markets. We expect that additional financing will be required for us to complete our planned network roll-out in the southeastern and western regions. We may seek to finance such future operations through a combination of commercial bank borrowings, leasing, vendor financing or the private or public sale of equity or debt securities. If we were to leverage our business by incurring significant debt, we could be required to devote a substantial portion of our cash flow to service that indebtedness. This cash flow would otherwise be available to finance the deployment of our network. If we are forced to use our cash flow in that manner, we could be forced to delay the capital expenditures necessary to complete our network. Equity or debt financing may not be available to us on favorable terms or at all. Any delay in the deployment of our network could have a material adverse effect on our business.

     Our capital requirements may vary based upon the timing and success of our CopperNet roll-out, as a result of regulatory, technological and competitive developments or if:

     o demand for our services or cash flow from operations is more or less than expected;

                                                                         28
     o our development plans or projections change or prove to be inaccurate;

     o we accelerate deployment of our network or otherwise alter the schedule or targets of our CopperNet roll-out plan; or

     o    we engage in any strategic acquisitions or relationships.

Recent Accounting Pronouncements

          In July 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FAS 133" which defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for all quarters of fiscal years beginning after June 15, 2000. The Company is in the process of determining the effect of adopting this standard.

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) Number 101, "Revenue Recognition in Financial Statements." This bulletin will become effective for the Company no later than the quarter ending December 31, 2000. This bulletin establishes more clearly defined revenue recognition criteria than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for non-refundable fees, such as activation fees, collected by a company upon entering into an arrangement with a customer, such as an arrangement to provide telecommunications services. The Company is currently evaluating the full impact of this bulletin to determine the impact on its financial position and results of operations.

     In March 2000, The FASB issued Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purpose of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on its financial position or results of operations.

Forward-looking Statements

     Many statements made in this Form 10-Q are forward-looking statements relating to future events and our future performance within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities

                                                                         29
Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expects," "anticipates," "intends," "believes," or similar language. These forward-looking statements address, among other things:

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

     o    the nature of our ongoing relationships with SBC and Telmex;

                                                                         30
     o our success in maintaining the continuity of our interconnection agreements;

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are not exposed to fluctuations in currency exchange rates because all of our services are invoiced in U.S. dollars. We are exposed to the impact of interest rate changes on our short-term cash investments, consisting of U.S. Treasury obligations and other investments in respect of institutions with the highest credit ratings, all of which have maturities of three months or less. These short-term investments carry a degree of interest rate risk. We believe that the impact of a 10% increase or decline in interest rates would not be material to our investment income.

                                                                         31
                        PART II - OTHER INFORMATION

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

ITEM 2.   CHANGES IN SECURITIES --

     Use of Public Offering Proceeds. The net proceeds from our initial public offering, completed in June 1999, were approximately $81.8 million. As of June 30, 2000, we have used approximately $62.8 of these net proceeds. Approximately $31.2 million was used to finance operating losses, approximately $27.3 million was used to finance capital expenditures for central office installation, collocation fees, property and equipment and approximately $4.3 million was used for general corporate purposes and to make payments under lease commitments.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES -- Inapplicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS --

     (a)  The Company's Annual Meeting of Stockholders was held on June 6,
          2000.

     (b) At said Annual Meeting, the Company's stockholders: (a) elected one director to serve for a three-year term; (b) ratified an amendment to increase by 2,000,000 the number of shares available to be granted under the Company's 1998 Stock Incentive Plan; (c) approved the adoption of the Company's Employee Stock Purchase Plan; and (d) ratified the appointment of Pricewaterhouse Coopers LLP as the Company's independent accountants for the fiscal year ending December 31, 2000. The results of the voting on each such issue is set forth below.


                                                                Votes
                                                 Votes       Withheld or
                                                  For          Against      Abstentions
                                             ------------   -------------  -------------

     Director (Nicholas J. Williams)          43,108,830         46,095
     Amendment to Option Plan                 40,774,489      2,083,807         4,341
     Employee Stock Purchase Plan             43,101,764         49,575         3,586
     Appointment of Accountants               43,148,333          5,164         1,428


ITEM 5.   OTHER INFORMATION -- Inapplicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K --

     (a)  Exhibits:

               27   Financial Data Schedule

     (b)  Reports on Form 8-K:

               None.

                                                                         32
                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         Date:  August 14, 2000

                         NETWORK ACCESS SOLUTIONS CORPORATION



                         By:   /s/ JONATHAN P. AUST
                             --------------------------------------
                              Jonathan P. Aust
                              Chairman and
                              Chief Executive Officer



                         By:   /s/ SCOTT G. YANCEY, JR.
                             --------------------------------------
                              Scott G. Yancey, Jr.
                              Chief Financial Officer

                                                                         33
                             INDEX TO EXHIBITS
===========================================================================
  EXHIBIT |
  NUMBER  | DESCRIPTION
---------------------------------------------------------------------------
    27    | Financial Data Schedule
===========================================================================