Form 10-Q
period 2000-09-30
NETWORK ACCESS SOLUTIONS CORP
filed 2000-11-13
CIK 1081665

                                                                          1
                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                 FORM 10-Q

          Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


                     Commission file number 000-25945

                   NETWORK ACCESS SOLUTIONS CORPORATION
          (Exact name of registrant as specified in its charter)


                Delaware                               54-1738938
      (State or other jurisdiction                  (I.R.S. Employer
    of incorporation or organization)            Identification Number)


                       13650 Dulles Technology Drive
                         Herndon, Virginia  20171
           (Address and zip code of principal executive offices)

                              (703) 793-5000
           (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes     [ ] No

     As of November 1, 2000, there were 47,360,389 shares of the Registrant's common stock ("Common Stock") outstanding.

                                                                          2
                   NETWORK ACCESS SOLUTIONS CORPORATION

                                   INDEX

                                 FORM 10-Q


PART I - FINANCIAL INFORMATION                                         Page

Item 1.   Financial Statements:

          Balance Sheets as of September 30, 2000 (unaudited) and
               December 31, 1999. . . . . . . . . . . . . . . . . . . . . 3

          Unaudited Statements of Operations and Other
               Comprehensive Income (Loss) for the three months
               and nine months ended September 30, 2000 and 1999. . . . . 4

          Unaudited Statements of Cash Flows for the nine months
               ended September 30, 2000 and 1999. . . . . . . . . . . . . 5

          Notes to Financial Statements . . . . . . . . . . . . . . . . . 6

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations. . . . . . . . . . . .16

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

Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . .31

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .32


Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .33

                                                                          3
                      PART I - FINANCIAL INFORMATION
                     ITEM 1.     FINANCIAL STATEMENTS

                   NETWORK ACCESS SOLUTIONS CORPORATION
                              BALANCE SHEETS

                                                                        As of          As of
                                                                     September 30,   December 31,
                                                                         2000           1999
ASSETS                                                               ------------    ------------
                                                                      (Unaudited)
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . .    $ 31,332,760   $  18,240,096
  Short-term investments. . . . . . . . . . . . . . . . . . . . .      57,837,450      24,575,893
  Accounts receivable, net of allowance for doubtful accounts of
     $806,003 and $376,399 as of September 30, 2000 and
     December 31, 1999, respectively. . . . . . . . . . . . . . .       6,922,634       3,257,204
  Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . .         940,294         440,770
  Prepaid and other current assets. . . . . . . . . . . . . . . .       2,623,906         927,218
                                                                     ------------    ------------
     Total current assets . . . . . . . . . . . . . . . . . . . .      99,657,044      47,441,181
Property and equipment, net . . . . . . . . . . . . . . . . . . .     105,947,992      55,097,670
Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . .       1,600,000       1,600,000
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . .         461,874         481,012
                                                                     ------------    ------------
     Total assets . . . . . . . . . . . . . . . . . . . . . . . .    $207,666,910   $ 104,619,863
                                                                     ============    ============

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .    $ 10,775,289   $   8,221,681
  Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . .      13,398,792       4,366,424
  Current portion of deferred compensation liability. . . . . . .               -         166,667
  Current portion of capital lease obligations. . . . . . . . . .      13,689,080       5,630,429
  Current portion of note payable . . . . . . . . . . . . . . . .         745,686         478,925
  Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . .          56,602          42,788
                                                                     ------------    ------------
     Total current liabilities. . . . . . . . . . . . . . . . . .      38,665,449      18,906,914
  Long-term portion of capital lease obligations. . . . . . . . .      31,059,470      15,251,100
  Long-term portion of note payable . . . . . . . . . . . . . . .       1,837,538       2,453,211
                                                                     ------------    ------------
     Total liabilities. . . . . . . . . . . . . . . . . . . . . .      71,562,457      36,611,225
                                                                     ------------    ------------
Commitments and contingencies:
Series B mandatorily redeemable preferred stock, $0.001 par
  value, 1,500,000 and 0 shares authorized, issued and
  outstanding (liquidation preference $156,056,964 (unaudited))
  as of September 30, 2000. . . . . . . . . . . . . . . . . . . .     155,907,368               -
                                                                     ------------    ------------
Stockholders' equity:
  Common stock, $0.001 par value, 150,000,000 shares authorized,
      55,887,447 and 53,831,997 shares issued and outstanding as
      of September 30, 2000 and December 31, 1999, respectively .          55,887          53,832
  Additional paid-in capital. . . . . . . . . . . . . . . . . . .     134,523,882     130,431,898
  Accumulated other comprehensive gain (loss) . . . . . . . . . .          82,254         (51,960)
  Deferred compensation on stock options. . . . . . . . . . . . .     (22,340,474)    (18,389,540)
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . .    (130,223,319)    (42,135,592)
  Less treasury stock, at cost, 8,562,869 and 8,550,000 shares as
      of September 30, 2000 and December 31, 1999, respectively .      (1,901,145)     (1,900,000)
                                                                     ------------    ------------
     Total stockholders' equity . . . . . . . . . . . . . . . . .     (19,802,915)     68,008,638
                                                                     ------------    ------------
     Total liabilities, mandatorily redeemable preferred stock and
           stockholders' equity . . . . . . . . . . . . . . . . .    $207,666,910   $ 104,619,863
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

                                                                          4
                   NETWORK ACCESS SOLUTIONS CORPORATION

                       STATEMENTS OF OPERATIONS AND
                     OTHER COMPREHENSIVE INCOME (LOSS)
                                (unaudited)

                                                             For the three months            For the nine months
                                                              ended September 30,            ended September 30,
                                                          ---------------------------    ---------------------------
                                                              2000           1999           2000           1999
                                                          ------------   ------------   ------------    ------------
Revenue:
  Product sales and consulting services . . . . . . . .   $  6,218,868   $  3,639,064   $ 15,669,300   $  11,874,371
  Network services. . . . . . . . . . . . . . . . . . .      2,880,119        529,187      7,246,766         813,711
                                                          ------------   ------------   ------------    ------------
     Total revenue. . . . . . . . . . . . . . . . . . .      9,098,987      4,168,251     22,916,066      12,688,082
                                                          ------------   ------------   ------------    ------------

Operating expenses:
  Product sales and consulting services costs (ex-
     clusive of depreciation and amortization
     presented below) . . . . . . . . . . . . . . . . .      5,580,804      3,085,500     13,567,513       9,883,845
  Network services costs (exclusive of deprecia-
     tion and amortization presented below) . . . . . .      6,502,092      1,358,839     16,533,097       2,142,000
  Selling, general and administrative . . . . . . . . .     23,991,551      8,808,507     59,712,853      16,725,879
  Amortization of deferred compensation on
     stock options. . . . . . . . . . . . . . . . . . .      1,992,345      1,431,114      5,436,606       6,699,302
  Depreciation and amortization . . . . . . . . . . . .      8,209,788      1,612,262     17,616,231       2,497,445
                                                          ------------   ------------   ------------    ------------
     Total operating expenses . . . . . . . . . . . . .     46,276,580     16,296,222    112,866,300      37,948,471
                                                          ------------   ------------   ------------    ------------
Loss from operations. . . . . . . . . . . . . . . . . .    (37,177,593)   (12,127,971)   (89,950,234)    (25,260,389)

Interest income . . . . . . . . . . . . . . . . . . . .      1,793,390        936,308      5,109,771       1,300,983
Interest expense. . . . . . . . . . . . . . . . . . . .     (1,079,096)      (377,087)    (2,623,648)       (548,354)
Follow-on offering costs. . . . . . . . . . . . . . . .              -              -       (573,723)              -
                                                          ------------   ------------   ------------    ------------
Loss before income taxes. . . . . . . . . . . . . . . .    (36,463,299)   (11,568,750)   (88,037,834)    (24,507,760)

Provision (benefit) for income taxes. . . . . . . . . .         49,893          1,043         49,893         (71,292)
                                                          ------------   ------------   ------------    ------------
Net loss  . . . . . . . . . . . . . . . . . . . . . . .    (36,513,192)   (11,569,793)   (88,087,727)    (24,436,468)

Preferred stock dividends . . . . . . . . . . . . . . .      2,721,370              -      6,056,964         339,726
Preferred stock accretion . . . . . . . . . . . . . . .         26,323              -         59,221         257,719
                                                          ------------   ------------   ------------    ------------

  Net loss applicable to common stockholders. . . . . .   $(39,260,885)  $(11,569,793)  $(94,203,912)  $ (25,033,913)
                                                          ============   ============   ============    ============

  Net loss per common share applicable to
     common stockholders (basic and diluted). . . . . .   $      (0.83)  $      (0.26)  $      (2.02)  $       (0.63)
                                                          ============   ============   ============    ============

Weighted average common shares outstanding
  (basic and diluted) . . . . . . . . . . . . . . . . .     47,043,947     45,021,799     46,628,181      39,932,623
                                                          ============   ============   ============    ============

Comprehensive loss:
  Net loss. . . . . . . . . . . . . . . . . . . . . . .   $(36,513,192)  $(11,569,793)  $(88,087,727)  $ (24,436,468)

Other comprehensive income:
  Unrealized gain on short-term investments . . . . . .         39,261              -        134,214               -
                                                          ------------   ------------   ------------    ------------

Total comprehensive loss. . . . . . . . . . . . . . . .   $(36,473,931)  $(11,569,793)  $(87,953,513)  $ (24,436,468)
                                                          ============   ============   ============    ============

                  The accompanying notes are an integral
                    part of these financial statements.

                                                                          5
                   NETWORK ACCESS SOLUTIONS CORPORATION

                         STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                                                      For the nine months
                                                                                      ended September 30,
                                                                                  ---------------------------
                                                                                     2000            1999
                                                                                  ------------   ------------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (88,087,727)  $(24,436,468)
  Adjustment to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization expense. . . . . . . . . . . . . . . . . . .     17,616,231      2,497,445
     Provision for doubtful accounts receivable . . . . . . . . . . . . . . . .      1,035,384         91,082
     Amortization of deferred compensation on stock options . . . . . . . . . .      5,436,606      6,699,302
     Follow-on offering costs . . . . . . . . . . . . . . . . . . . . . . . . .        573,723              -
     Net changes in assets and liabilities:
       Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . .     (4,700,814)    (1,455,311)
       Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (499,524)        52,003
       Prepaid and other current assets . . . . . . . . . . . . . . . . . . . .     (1,696,688)      (886,870)
       Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (240,134)       (22,850)
       Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .        171,262        617,021
       Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7,537,396      1,799,364
       Deferred compensation. . . . . . . . . . . . . . . . . . . . . . . . . .       (166,667)      (166,667)
       Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . .         13,814         69,805
                                                                                  ------------   ------------
          Net cash used in operating activities . . . . . . . . . . . . . . . .    (63,007,138)   (15,142,144)
                                                                                  ------------   ------------

Cash flows from investing activities:
  Purchases of short-term investments . . . . . . . . . . . . . . . . . . . . .    (33,127,343)             -
  Expenditures for network. . . . . . . . . . . . . . . . . . . . . . . . . . .    (28,000,227)   (16,704,704)
  Purchases of property and equipment . . . . . . . . . . . . . . . . . . . . .    (12,655,138)    (4,776,951)
                                                                                  ------------   ------------
          Net cash used in investing activities . . . . . . . . . . . . . . . .    (73,782,708)   (21,481,655)
                                                                                  ------------   ------------

Cash flows from financing activities:
  Borrowings on notes payable . . . . . . . . . . . . . . . . . . . . . . . . .     30,000,000     12,000,000
  Borrowings on sale/leaseback. . . . . . . . . . . . . . . . . . . . . . . . .      5,502,720              -
  Repayments of notes payable . . . . . . . . . . . . . . . . . . . . . . . . .    (30,348,912)       (26,905)
  Principal payments on capital leases. . . . . . . . . . . . . . . . . . . . .     (5,477,652)      (934,098)
  Issuance of common stock. . . . . . . . . . . . . . . . . . . . . . . . . . .              -     83,700,000
  Issuance of mandatorily redeemable preferred stock. . . . . . . . . . . . . .    150,000,000              -
  Issuance costs related to common and preferred stock offerings. . . . . . . .       (208,817)    (1,846,099)
  Issuance costs related to follow-on offering. . . . . . . . . . . . . . . . .       (406,368)             -
  Exercise of stock options . . . . . . . . . . . . . . . . . . . . . . . . . .        822,684      1,682,492
  Treasury stock acquired . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,145)             -
                                                                                  ------------   ------------
          Net cash provided by financing activities . . . . . . . . . . . . . .    149,882,510     94,575,390
                                                                                  ------------   ------------

Net increase in cash and cash equivalents . . . . . . . . . . . . . . . . . . .     13,092,664     57,951,591

Cash and cash equivalents at the beginning of the period. . . . . . . . . . . .     18,240,096      5,518,117
                                                                                  ------------   ------------
Cash and cash equivalents at the end of the period. . . . . . . . . . . . . . .  $  31,332,760   $ 63,469,708
                                                                                  ============   ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   2,553,842   $    511,585
     Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         49,893              -
  Non-cash investing and financing activities:
     Capital leases . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     23,841,953     19,397,618
     Preferred stock dividends. . . . . . . . . . . . . . . . . . . . . . . . .      6,056,964        339,726
     Preferred stock accretion. . . . . . . . . . . . . . . . . . . . . . . . .         59,221        257,719
     Expenditures for offering costs included in accrued expenses . . . . . . .        108,084              -
     Expenditures for network included in accounts payable. . . . . . . . . . .      2,048,508              -
     Purchases of property and equipment included in accounts payable . . . . .      2,228,648              -
     Expenditures for network included in accrued expenses. . . . . . . . . . .        400,000              -
     Purchases of property and equipment included in accrued expenses . . . . .      1,186,889              -
     Conversion of notes payable into common stock. . . . . . . . . . . . . . .              -     10,000,000
     Conversion of redeemable preferred stock into common stock . . . . . . . .              -      6,238,096

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

2. Summary of Significant Accounting Policies

     Unaudited Interim Financial Statements

   The unaudited balance sheet as of September 30, 2000, the unaudited statements of operations for the three months and nine months ended September 30, 2000 and 1999 and the unaudited statement of cash flows for the nine months ended September 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally

                                                                          7
accepted accounting principles, and these financial statements should be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000.

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

   The Company provides network services, including DSL-based services, under monthly and fixed rate service contracts. Revenue on monthly contracts is recognized when services are performed. Revenue on fixed rate service contracts is recognized as costs are incurred over the related contract period, which generally does not exceed one year. Payments received in advance of providing services are recorded as deferred revenue until the period in which such services are provided. Revenue related to installation and activation fees are recognized to the extent of incremental direct costs incurred. Any excess installation and activation fees over direct costs are deferred and amortized over the service contract. Such revenue historically has not significantly exceeded the direct costs. In certain situations, the Company will waive non-recurring installation and activation fees in order to obtain a sale. The Company expenses the related direct costs as incurred.

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

     Net Loss Per Share

   The Company presents basic and diluted net loss per share. Basic net loss per share is computed based on the weighted average number of outstanding shares of common stock. Diluted net loss per share adjusts the weighted average for the potential dilution that could occur if stock options, warrants or other convertible securities were exercised or converted into common stock. Diluted net loss per share for the three months and nine months ended September 30, 2000 and 1999, is the same as basic net loss per share because the effects of such items were anti-dilutive.

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

     Recent Accounting Pronouncements

   In July 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Deferral of the Effective Date of FAS 133" which defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for all quarters of fiscal years beginning after June 15, 2000. The Company is in the process of determining the effect of adopting this standard.

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

     Reclassification of Prior Period Amounts

   Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 financial statement presentation.

3. Property and Equipment

   Property and equipment consists of the following:

                                                 As of          As of
                                             September 30,  December 31,
                                                 2000           1999
                                              ------------   ------------
                                              (unaudited)

   Network placed in service. . . . . . .    $  80,706,572  $  40,291,575
   Network development in process . . . .       19,700,852     12,790,617
   Office equipment and computer systems.       23,496,405      5,925,278
   Furniture and fixtures . . . . . . . .        4,998,550      1,428,356
   Less accumulated depreciation. . . . .      (22,954,387)    (5,338,156)
                                              ------------   ------------
   Property and equipment, net. . . . . .    $ 105,947,992  $  55,097,670
                                              ============   ============

   The Company's network includes equipment under capital leases, equipment, installation, and collocation fees. Collocation fees represent nonrecurring fees paid to obtain central office space for location of certain equipment. When a new portion of the Company's network has been completed and made available for use, the related cost is transferred from network development in process to network placed in service. As of September 30, 2000 and December 31, 1999, the recorded cost of the network equipment under capital leases was $47,279,761 and $22,939,012, respectively. Accumulated amortization for this equipment under capital leases was $11,331,243 and $2,998,446 as of September 30, 2000 and December 31, 1999, respectively.

   During the three months ended September 30, 2000, the Company announced measures to streamline operations and re-focus its effort on higher margin business. This included a reassessment of the Company's network infrastructure which identified approximately $14 million of network assets under development to be sold or otherwise disposed. The Company believes it will be able to recover the costs of these assets through one or a combination of alternatives it is presently evaluating.

4. Stock-Based Compensation

   On July 23, 1998, the Company adopted the 1998 Incentive Stock Plan
(the "Plan"), under which incentive stock options, non-qualified stock options, stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards or any combination thereof may be granted to the Company's employees and certain other persons in accordance with the Plan. The Board of Directors, which administers the Plan, determines the number of options granted, the vesting period and the exercise price. The Board of Directors may terminate the Plan at any time. With respect to options granted prior to February 15, 2000, options granted under the Plan are immediately exercisable into restricted shares of the Company's common stock upon award and expire ten years after the date of grant. The restricted common stock generally vests over a three or four year period. Subsequent to exercise, unvested shares of restricted stock cannot be transferred until such shares have vested. Upon voluntary

                                                                         11
termination, unvested shares of restricted stock can be repurchased by the Company at the lower of fair value or the exercise price. Options granted subsequent to February 15, 2000, under the Company's "Year 2000 Program" of administering the Plan, vest and are exercisable cumulatively over a three-year period commencing with the first anniversary of the date of grant, and expire ten years after the date of grant. At December 31, 1998, 9,000,000 shares were reserved for issuance under the Plan. Effective November 1, 1999 (as approved by the Company's stockholders on June 6, 2000), the Company increased the number of shares of common stock reserved for issuance under the Plan to 13,250,000.

   As of September 30, 2000 and December 31, 1999, a total of 10,149,549 and 10,973,222, respectively, of stock options outstanding had been granted at exercise prices ranging from $0.09 to $34.50 per share. At September 30, 2000, 7,894,649 of these options were exercisable into restricted shares of our common stock that generally vest over a three- to four-year period. Stock option activity during the nine months ended September 30, 2000, was as follows:

                                                                                    Weighted
                                                                       Range of      Average
                                                           Stock       Exercise     Exercise
                                                          Options       Prices        Price
                                                        ----------   ------------   ---------

   Options outstanding, December 31, 1999 . . . . . .   10,973,222   $0.09 -32.00   $   1.71
   Options granted. . . . . . . . . . . . . . . . . .    2,698,300   $4.00 -34.50   $  14.80
   Options exercised. . . . . . . . . . . . . . . . .   (2,055,450)  $0.09 -20.63   $   0.39
   Options canceled . . . . . . . . . . . . . . . . .   (1,466,523)  $0.09 -34.50   $   7.76
                                                        ----------   ------------   ---------
   Options outstanding, September 30, 2000. . . . . .   10,149,549   $0.09 -34.50   $   4.59
                                                        ==========   ============   =========

   In certain instances, the Company has determined the fair value of the underlying common stock on the date of grant was in excess of the exercise price of the options. As a result, the Company recorded deferred compensation of $106,663 and $9,387,540, respectively, for the three months and nine months ended September 30, 2000. This amount was recorded as an increase to additional paid-in capital and is being amortized as a charge to operations over the vesting periods which range from three to four years of the underlying restricted common stock. The Company recognized stock compensation expense of $1,992,345 and $5,436,606, respectively, for the three months and nine months ended September 30, 2000.

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

                                                             For the three months            For the nine months
                                                              ended September 30,            ended September 30,
                                                          ---------------------------    ---------------------------
                                                              2000           1999           2000           1999
                                                          ------------   ------------   ------------    ------------
Net loss applicable to common stockholders,
  as reported . . . . . . . . . . . . . . . . . . . . .   $ 39,260,885   $ 11,569,793   $ 94,203,912   $  25,033,913
Pro forma net loss applicable to common
  stockholders. . . . . . . . . . . . . . . . . . . . .     42,519,708     11,725,461    102,385,560      25,934,308
Net loss per share applicable to common
  stockholders, as reported, basic and diluted. . . . .          (0.83)         (0.26)         (2.02)          (0.63)
Pro forma net loss per share applicable to common
  stockholders, basic and diluted . . . . . . . . . . .          (0.90)         (0.26)         (2.20)          (0.65)


                                                                         12
  The weighted-average fair value of options granted during the three months and nine months ended September 30, 2000 was approximately $5.98 and $15.33, respectively, based on the Black-Scholes option pricing model. Upon termination, unvested shares of restricted stock are repurchased by the Company at the lower of the exercise price or fair market value.

  The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the nine months ended September 30, 2000: Dividend yield of 0%; expected volatility of 92%; risk-free interest rates of 5.79% to 6.74%; and expected term of five years.

  As of September 30, 2000, the weighted average remaining contractual life of the options was 8.47 years.

5.   Debt and Capital Lease Obligations

  The Company currently has debt and capital lease facilities available of approximately $135.5 million. Of this amount, Lucent (through its acquisition of Ascend) has provided the Company with a $95.0 million capital lease facility to fund acquisitions of certain Lucent equipment, under which $23.6 million was outstanding as of September 30, 2000. The terms of the Company's capital leases range from three to four years, require monthly lease payments and have an interest rate of 9.5%. Lucent has the right to withdraw or suspend further advances if the Company's interconnection agreements with Bell Atlantic are not renewed or are terminated, or if certain key employees terminate their employment with the Company without competent replacement in the reasonable commercial judgment of Lucent. In addition, the Company has arrangements with other vendors that permit the Company to finance up to $35.5 million of equipment and other assets and $5.0 million of working capital, under a variety of applicable interest rates ranging from 6.0% to 13.3%. An aggregate of $47.3 million was outstanding under these arrangements, including the Lucent facilities, as of September 30, 2000.

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

                                                                         13
  The convertible preferred stock is non-voting and pays a 7.0% dividend, which can be satisfied with either additional stock or cash. Each $100.00 share of preferred stock is convertible at any time at the election of the holder into 3.2258 shares of the Company's common stock, or a total of 4,838,700 common shares. The preferred stock may be called by the Company for mandatory conversion into its common stock at any time between two and five years after the original issue date, provided the Company's common stock is trading above $31.00 per share. On each anniversary of the issue date, beginning on the second anniversary and ending on the seventh anniversary, the holders of the preferred stock may request that the Company redeem the shares for a cash amount equal to $100 per share plus unpaid dividends. The Company may postpone such right until the following year for all but the seventh year if its common stock share price is below $31.00 for a specified period preceding the anniversary date. The Company agreed to use 50% of the proceeds from the preferred stock to more closely align its network and business operations with the future network and business operations of both SBC and Telmex. If SBC and Telmex convert their preferred stock positions into the Company's common stock, SBC will own approximately 4.9% and Telmex will own approximately 4.6% of the Company's equity on a fully diluted basis. SBC and Telmex have the right to maintain their percentage equity ownership interests in the Company's common stock through a right of primary offer mechanism in the financing agreement. This right permits them to purchase, in any subsequent offering of the Company's stock, on the same terms and conditions as the stock is offered to third parties, an amount of stock that will allow them to maintain their respective percentage ownership interests. Through a separate agreement with the Company's present principal stockholders, Spectrum Equity Investors II, L.P. and Jonathon P. Aust, the Company's Chief Executive Officer, SBC and Telmex also have a right of first offer to purchase, in certain circumstances, any shares that these stockholders may wish to sell in the future.

  The Preferred Stock activity is summarized as follows:

                                                             Shares         Amount
                                                          ------------   ------------

  Balance, December 31, 1999. . . . . . . . . . . . . .              -   $          -
  Issuance of shares. . . . . . . . . . . . . . . . . .      1,500,000    150,000,000
  Issuance costs. . . . . . . . . . . . . . . . . . . .              -       (208,817)
  Accrued dividends . . . . . . . . . . . . . . . . . .              -      6,056,964
  Accretion to redemption price . . . . . . . . . . . .              -         59,221
                                                          ------------   ------------
  Balance, September 30, 2000 . . . . . . . . . . . . .      1,500,000   $155,907,368
                                                          ============   ============

                                                                         14
7.   Segment Information

  The Company evaluates the performance of its segments and allocates resources to them based on gross profit. There are no intersegment revenues. The table below presents information about the reported gross profit (loss) of the Company's reportable segments for the three months and nine months ended September 30, 2000 and 1999. During the first quarter of 2000, the Company changed its internal organization in a manner that caused the composition of its reportable segments to change from three to two reportable segments. The corresponding information for earlier periods has been reclassified to conform to the new presentation of two reportable segments. Asset information is not reported for the product sales and consulting services segment, as this data is not considered by the Company in making its decisions regarding operating matters.

                                                                 Product
                                                                Sales and
                                                               Consulting    Network    Reconciling
                                                                Services    Services       Items       Total
                                                               ----------  ----------   ----------  ----------
   As of and for the three months ended                                     (dollars in thousands)
      September 30, 2000:
         Revenue. . . . . . . . . . . . . . . . . . . . . .    $    6,219  $    2,880   $        -  $    9,099
                                                               ==========  ==========   ==========  ==========
         Gross profit (loss) (1). . . . . . . . . . . . . .    $      638  $   (3,622)  $        -  $   (2,984)
                                                               ==========  ==========   ==========  ==========
         Property and equipment, net. . . . . . . . . . . .    $        -  $   81,434   $   24,514  $  105,948
                                                               ==========  ==========   ==========  ==========
   As of and for the three months ended
      September 30, 1999:
         Revenue. . . . . . . . . . . . . . . . . . . . . .    $    3,639  $      529   $        -  $    4,168
                                                               ==========  ==========   ==========  ==========
         Gross profit (loss) (1). . . . . . . . . . . . . .    $      554  $     (830)  $        -  $     (276)
                                                               ==========  ==========   ==========  ==========
         Property and equipment, net. . . . . . . . . . . .    $        -  $   38,571   $    5,551  $   44,122
                                                               ==========  ==========   ==========  ==========

   As of and for the nine months ended
      September 30, 2000:
         Revenue. . . . . . . . . . . . . . . . . . . . . .    $   15,669  $    7,247   $        -  $   22,916
                                                               ==========  ==========   ==========  ==========
         Gross profit (loss) (1). . . . . . . . . . . . . .    $    2,102  $   (9,286)  $        -  $   (7,184)
                                                               ==========  ==========   ==========  ==========
         Property and equipment, net. . . . . . . . . . . .    $        -  $   81,434   $   24,514  $  105,948
                                                               ==========  ==========   ==========  ==========
   As of and for the nine months ended
      September 30, 1999:
         Revenue. . . . . . . . . . . . . . . . . . . . . .    $   11,874  $      814   $        -  $   12,688
                                                               ==========  ==========   ==========  ==========
         Gross profit (loss) (1). . . . . . . . . . . . . .    $    1,990  $   (1,328)  $        -  $      662
                                                               ==========  ==========   ==========  ==========
         Property and equipment, net. . . . . . . . . . . .    $        -  $   38,571   $    5,551  $   44,122
                                                               ==========  ==========   ==========  ==========

_______________
  (1) Adjustments that are made to the total of the segments' gross profit in order to arrive at loss before income taxes are as follows:

                                                             For the three months            For the nine months
                                                              ended September 30,            ended September 30,
                                                          ---------------------------    ---------------------------
                                                              2000           1999           2000           1999
                                                          ------------   ------------   ------------    ------------
                                                                            (dollars in thousands)

  Gross profit (loss) (exclusive of depreciation and
     amortization presented below). . . . . . . . . . .   $     (2,984)  $       (276)  $     (7,184)  $         662
  Operating expenses:
     Selling, general and administrative. . . . . . . .         23,992          8,809         59,713          16,726
     Amortization of deferred compensation on
       stock options. . . . . . . . . . . . . . . . . .          1,992          1,431          5,437           6,699
     Depreciation and amortization. . . . . . . . . . .          8,210          1,612         17,616           2,497
                                                          ------------   ------------   ------------    ------------
  Loss from operations. . . . . . . . . . . . . . . . .        (37,178)       (12,128)       (89,950)        (25,260)
     Interest income. . . . . . . . . . . . . . . . . .          1,794            936          5,110           1,301
     Interest expense . . . . . . . . . . . . . . . . .         (1,079)          (377)        (2,624)           (549)
     Follow-on offering costs . . . . . . . . . . . . .              -              -           (574)              -
                                                          ------------   ------------   ------------    ------------
  Loss before income taxes. . . . . . . . . . . . . . .   $    (36,463)  $    (11,569)  $    (88,038)  $     (24,508)
                                                          ============   ============   ============    ============

                                                                         15
8. Legal Proceedings

   On November 3, 2000, InterConnX, Inc. served a summons and complaint against the Company in the United States District Court, Eastern District of Virginia, alleging that InterConnX has been damaged by a series of purported breaches of contracts for the sale of goods by the Company. InterConnX is seeking $1.2 million for these damages. The Company has initiated a preliminary review of these allegations, and although the outcome of any legal proceeding cannot be predicted with certainty, the Company's management presently believes that there are defenses to the claims by InterConnX and that any adverse ruling would not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

9. Subsequent Events

   On November 8, 2000 the Company announced additional measures to reduce its expenses as part of its plan to streamline operations and re-focus sales efforts on higher margin business. These measures are designed to result in a reduction of operating expenses primarily attributable to a reduction of the Company's workforce. The Company is currently evaluating the financial impact of this event that will be recorded in the fourth quarter of 2000.

                                                                         16
ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS

   The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes included elsewhere in this Form 10-Q and the financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K. Historical results and percentage relationships among any amounts in the Financial Statements are not expected to be indicative of trends in operating results for any future period.

Historical Overview

   We began operations in 1995 by selling data communications products made by others and providing consulting services for wide area networks. Shortly thereafter, we began offering a wide range of networking solutions for the data communications needs of businesses. We provide network integration services, where we design our customers' networks and sell and install related network equipment. We also manage our customers' networks, ensure the security of their networks and provide related professional services. From 1995 through 1998, our revenue was derived primarily from product sales and consulting services. In prior periods, our business had primarily depended on AT&T and AstraZeneca for revenue from our product sales and consulting services. AT&T accounted for 2.1% and 35.2% of total revenue for the nine months ended September 30, 2000 and 1999, respectively, while AstraZeneca accounted for 4.4% and 10.0% of total revenue for the nine months ended September 30, 2000 and 1999, respectively. (See "Recent Developments" below for a discussion of the Company's re-focused business strategy.)

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

   As of September 30, 2000, we had installed our equipment in more than 500 central offices. The majority of these central offices are within our

                                                                         17
northeast and mid-Atlantic markets. As of September 30, 2000, we had installed 9,608 lines in our northeast and mid-Atlantic regions.

   From February 1997 through the end of the third quarter 2000, we have invested substantial amounts in the development and deployment of the network we use to deliver our CopperNet service. We have funded the deployment of our CopperNet services through proceeds received from a preferred and common stock financing in August 1998, issuance of promissory notes that were converted into common stock during the three months ended June 30, 1999, capital lease financing, our initial public offering and the proceeds received from the sale of $150 million of our Series B Mandatorily Redeemable Preferred Stock (preferred stock) to SBC and Telmex, as described in more detail in Note 6 of Notes to Financial Statements.
During this period, we increased our operating expenses and capital expenditures in an effort to continue to rapidly expand our equipment and human resource-related infrastructure and DSL-based network services. We expect to continue to incur substantial operating losses, net losses and negative cash flow during our penetration of each market we serve. Although we continue to derive the majority of our revenue from our product sales and consulting services, we expect that over time revenue from network services, which includes our CopperNet services, will constitute the more significant portion of our total revenue.

Recent Developments

   In September 2000, we announced plans to reduce capital expenditure requirements and to pursue a larger share of high-margin retail business. In November 2000, we announced additional measures to reduce our expenses as part of this plan. These measures included a reduction of operating expenses primarily attributable to a reduction of our workforce.

Revenue

   Revenue consists of:

     Network services

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

     Product sales and consulting services

   As part of our overall data communications solutions, we sell data communications products, including the network and security components that our customers require in order to build, maintain and secure their networks. We sell, install and configure selected equipment from our manufacturing partners. Our engineers provide product solutions to improve

                                                                         18
our customers' operations and network efficiencies. Our engineers refer to a standard network design that they seek to customize to fit the needs of each customer. We also bill our customers for network design and integration, on-site network management, staging, installation, maintenance and warranty services, network security and professional services based on time and materials for contracted services. In addition, we derive revenue from the maintenance and installation of equipment. Some of these services may be provided through third-party providers under contract to us.

Operating Expenses

   Operating expenses consists of:

     Network services costs

   Our network services costs generally consist of non-employee-based charges such as:

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

                                                                         19
     Product sales and consulting services costs

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

   o Sales and marketing expenses. We distribute our products and services through direct and indirect sales efforts, agents and telemarketing. Our direct sales force focuses on selling CopperNet connectivity to small- and medium-sized businesses and consulting services and network services to medium- and large-sized businesses. We indirectly sell our full complement of products and services, including our network services, consulting services and products, through network service providers, including long distance and local carriers and other networking services companies.

   o General and administrative expenses. Our general and administrative expenses include the cost of employees located in our headquarters as well as the markets we serve. Certain functions, such as customer service, network operations, finance, billing and administrative services, are likely to remain centralized in order to achieve economies of scale. We pay licensing fees for standard systems to support our business processes, such as billing systems.

     Amortization of deferred compensation on stock options

   We had outstanding stock options to purchase a total of 10,149,549 shares of common stock as of September 30, 2000 and 10,973,222 shares of common stock as of December 31, 1999, respectively, at weighted average exercise prices of $4.59 and $1.71 per share, respectively. At September 30, 2000, 7,894,649 of these options were exercisable for restricted shares of our common stock that generally vest over a three- to four-year period. In certain instances, we determined the fair value of the underlying common stock on the date of grant was in excess of the exercise price of the options. As a result, we recorded deferred compensation of $107,000 and $2.1 million for the three months ended September 30, 2000 and 1999, respectively, and $9.4 million and $23.1 million for the nine months ended September 30, 2000 and 1999, respectively. We recorded this amount as a reduction to stockholders' equity that is amortized as a charge to operations over the vesting periods. Related to these options we recognized $2.0 million and $1.4 million of stock compensation expense for the three months ended September 30, 2000 and 1999, respectively, and $5.4 million

                                                                         20
and $6.7 million of stock compensation expense for the nine months ended September 30, 2000 and 1999, respectively.

     Depreciation and amortization

   Depreciation expense arising from our network and equipment purchases for our customers' premises is significant and is expected to continue to increase as we deploy further networks and expand our customer base. Collocation fees, build-out costs, including one-time installation and activation fees, and other DSL-based equipment costs are capitalized and amortized over a range of two to five years.

Interest Income (Expense), Net

   Interest income (expense), net, primarily consists of interest income from our cash and cash equivalents and short-term investments less interest expense associated with our debt and capital leases. Our capital expenditures are not expected to increase significantly in the future. Accordingly, our interest expense associated with our capital leases has increased, but future growth will be closely related to the amount of our capital expenditures. Interest income will decrease as our cash balances decline.

Results of Operations

   The following tables present our results of operations data and the components of net loss in dollars and as a percentage of our revenue. (See
Note 7 of Notes to Financial Statements for certain additional financial information about our segments.)

                                                                         21

                                                             For the three months            For the nine months
                                                              ended September 30,            ended September 30,
                                                          ---------------------------    ---------------------------
                                                              2000           1999           2000           1999
                                                          ------------   ------------   ------------    ------------
                                                                       (unaudited; dollars in thousands)
  Revenue:
     Product sales and consulting services. . . . . . .   $      6,219   $      3,639   $     15,669   $      11,874
     Network services . . . . . . . . . . . . . . . . .          2,880            529          7,247             814
                                                          ------------   ------------   ------------    ------------
       Total revenue. . . . . . . . . . . . . . . . . .          9,099          4,168         22,916          12,688
                                                          ------------   ------------   ------------    ------------
  Operating expenses:
     Product sales and consulting services costs. . . .          5,581          3,085         13,567           9,884
     Network services costs . . . . . . . . . . . . . .          6,502          1,359         16,533           2,142
     Selling, general and administrative. . . . . . . .         23,992          8,809         59,713          16,726
     Amortization of deferred compensation on
         stock options. . . . . . . . . . . . . . . . .          1,992          1,431          5,437           6,699
     Depreciation and amortization. . . . . . . . . . .          8,210          1,612         17,616           2,497
                                                          ------------   ------------   ------------    ------------
       Total operating expenses . . . . . . . . . . . .         46,277         16,296        112,866          37,948
                                                          ------------   ------------   ------------    ------------
  Loss from operations. . . . . . . . . . . . . . . . .        (37,178)       (12,128)       (89,950)        (25,260)
  Interest income (expense), net. . . . . . . . . . . .            715            559          2,486             753
  Follow-on offering costs. . . . . . . . . . . . . . .              -              -           (574)              -
  Provision (benefit) for income taxes. . . . . . . . .             50              1             50             (71)
                                                          ------------   ------------   ------------    ------------
  Net loss. . . . . . . . . . . . . . . . . . . . . . .   $    (36,513)  $    (11,570)  $    (88,088)  $     (24,436)
                                                          ============   ============   ============    ============


                                                             For the three months            For the nine months
                                                              ended September 30,            ended September 30,
                                                          ---------------------------    ---------------------------
                                                              2000           1999           2000           1999
                                                          ------------   ------------   ------------    ------------
                                                                      (unaudited; percentage of revenue)
  Revenue:
     Product sales and consulting services. . . . . . .       68.3%          87.3%          68.4%          93.6%
     Network services . . . . . . . . . . . . . . . . .       31.7           12.7           31.6            6.4
                                                          ------------   ------------   ------------    ------------
       Total revenue. . . . . . . . . . . . . . . . . .      100.0          100.0          100.0          100.0
                                                          ------------   ------------   ------------    ------------
  Operating expenses:
     Product sales and consulting services costs. . . .       61.3           74.1           59.2           77.9
     Network services costs . . . . . . . . . . . . . .       71.5           32.6           72.1           16.9
     Selling, general and administrative. . . . . . . .      263.7          211.3          260.6          131.8
     Amortization of deferred compensation on
         stock options. . . . . . . . . . . . . . . . .       21.9           34.3           23.7           52.8
     Depreciation and amortization. . . . . . . . . . .       90.2           38.7           76.9           19.7
                                                          ------------   ------------   ------------    ------------
       Total operating expenses . . . . . . . . . . . .      508.6          391.0          492.5          299.1
                                                          ------------   ------------   ------------    ------------
  Loss from operations. . . . . . . . . . . . . . . . .     (408.6)        (291.0)        (392.5)        (199.1)
  Interest income (expense), net. . . . . . . . . . . .        7.9           13.5           10.8            6.0
  Follow-on offering costs. . . . . . . . . . . . . . .        -              -             (2.5)           -
  Provision (benefit) for income taxes. . . . . . . . .        0.5            0.1            0.2           (0.5)
                                                          ------------   ------------   ------------    ------------
  Net loss. . . . . . . . . . . . . . . . . . . . . . .     (401.2)%       (277.6)%       (384.4)%       (192.6)%
                                                          ============   ============   ============    ============


                                                                         22
Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

     Revenue. We recognized $9.1 million in revenue for the three months ended September 30, 2000, as compared to $4.2 million for the three months ended September 30, 1999, an increase of $4.9 million. This increase was attributable to a $2.6 million increase in product sales and consulting services and a $2.3 million increase in network services. Product sales and consulting services increased from $3.6 million for the three months ended September 30, 1999 to $6.2 million for the three months ended September 30, 2000. This increase was mainly due to significant sales to two customers that comprised $3.2 million for the three months ended September 30, 2000. Additionally, AT&T accounted for 0.9% and 15.8% of total revenue for the three months ended September 30, 2000 and 1999, respectively, while AstraZeneca accounted for 3.1% and 12.3% of total revenue for the three months ended September 30, 2000 and 1999, respectively. Network services increased from $529,000 for the three months ended September 30, 1999 to $2.9 million for the three months ended September 30, 2000. This was the result of increased sales of services related to our DSL-enabled network, which was introduced in early 1999.

     Product sales and consulting services costs. Product sales and consulting services costs were $5.6 million for the three months ended September 30, 2000, as compared to $3.1 million for the three months ended September 30, 1999, an increase of $2.5 million. This was due to an increase in product sales and consulting services revenue of $2.6 million over the same period.

     Network services cost. Network services cost was $6.5 million for the three months ended September 30, 2000, as compared to $1.4 million for the three months ended September 30, 1999, an increase of $5.1 million. The increase was principally attributable to an increase in expenses incurred to continue to expand, develop and operate our CopperNet and other networking services.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $24.0 million for the three months ended September 30, 2000, as compared to $8.8 million for the three months ended September 30, 1999, an increase of $15.2 million. This increase was primarily due to increased staffing and other expenses incurred to develop, operate and sell our CopperNet network and other networking solutions.

     Amortization of deferred compensation on stock options. Amortization of deferred compensation was $2.0 million for the three months ended September 30, 2000, as compared to $1.4 for the three months ended September 30, 1999, an increase of $561,000. This increase is attributable to the increase in the unamortized deferred compensation from $19.9 million to $22.3 million as of September 30, 1999 and 2000, respectively, which is principally due to the granting of stock options to key employees in certain cases at less than fair market value, and the related amortization of this increased balance over the remaining vesting period for these options.

                                                                         23
     Depreciation and amortization expense. Depreciation and amortization expense was $8.2 million for the three months ended September 30, 2000, as compared to $1.6 million for the three months ended September 30, 1999, an increase of $6.6 million. This increase was primarily due to investments in our CopperNet network, computer equipment and software, office furnishings and leasehold improvements, which increased from $46.8 million at September 30, 1999, to $128.9 million at September 30, 2000.

     Loss from operations. Our loss from operations was $37.2 million for the three months ended September 30, 2000, as compared to $12.1 million for the three months ended September 30, 1999, an increase of $25.0 million. The increased loss for the three months ended September 30, 2000 was primarily due to increased staffing and other operating expenses we incurred in connection with the expansion, development, operation and support of our CopperNet network.

     Interest income (expense), net. For the three months ended September 30, 2000, we recorded net interest income of $714,000, consisting of interest income of $1.8 million and interest expense of $(1.1) million. For the three months ended September 30, 1999, we recorded net interest income of $559,000, consisting of interest income of $936,000 and interest expense of $(377,000). The increase in interest income was primarily attributable to interest earned from the net proceeds of $149.8 million received from our preferred stock offering in March 2000. The increase in interest expense is primarily due to interest on capital lease obligations, which have increased from $20.0 million at September 30, 1999 to $44.7 million at September 30, 2000.

     Provision for income taxes. For the three months ended September 30, 2000 we recorded a provision for income taxes of $50,000 compared to $1,000 for the three months ended September 30, 1999.

     Net loss. For the foregoing reasons, our net loss was $36.5 million for the three months ended September 30, 2000, as compared to a net loss of $11.6 million for the three months ended September 30, 1999, an increase of $24.9 million.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

     Revenue. We recognized $22.9 million in revenue for the nine months ended September 30, 2000, as compared to $12.7 million for the nine months ended September 30, 1999, an increase of $10.2 million. This increase was mainly attributable to a $6.4 million increase in network services, which increased from $814,000 for the nine months ended September 30, 1999 to $7.2 million for the nine months ended September 30, 2000. This was the result of increased sales of services related to our DSL-enabled network, which was introduced in early 1999. Product sales and consulting services revenue increased $3.8 million from $11.9 million for the nine months ended September 30, 1999 to $15.7 million for the nine months ended September 30, 2000. This increase was mainly due to significant sales to two customers that comprised $3.2 million for the nine months ended September 30, 2000.

                                                                         24
Additionally, AT&T accounted for 2.1% and 35.2% of total revenue for the nine months ended September 30, 2000 and 1999, respectively, while AstraZeneca accounted for 4.4% and 10.0% of total revenue for the nine months ended September 30, 2000 and 1999, respectively.

     Product sales and consulting services costs. Product sales and consulting services costs were $13.6 million for the nine months ended September 30, 2000, as compared to $9.9 million for the nine months ended September 30, 1999, an increase of $3.7 million. This was due to an increase in product sales and consulting services revenue of $3.8 million over the same period.

     Network services cost. Network services cost was $16.5 million for the nine months ended September 30, 2000, as compared to $2.1 million for the nine months ended September 30, 1999, an increase of $14.4 million. The increase was principally attributable an increase in expenses incurred to continue to expand, develop and operate our CopperNet and other networking services.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $59.7 million for the nine months ended September 30, 2000, as compared to $16.7 million for the nine months ended September 30, 1999, an increase of $43.0 million. This increase was primarily due to increased staffing and other expenses incurred to develop, operate and sell our CopperNet network and other networking solutions.

     Amortization of deferred compensation on stock options. Amortization of deferred compensation was $5.4 million for the nine months ended September 30, 2000, as compared to $6.7 million for the nine months ended September 30, 1999, a decrease of $1.3 million. This decrease is attributable to an expense of $3.5 million during the nine months ended June 30, 1999 related to a stock option grant to a board member. This was partially offset by an increase attributable to the increase in the unamortized deferred compensation from $19.9 million to $22.3 million as of September 30, 1999 and 2000, respectively, which is principally due to the granting of stock options to key employees in certain cases at less than fair market value, and the related amortization of this increased balance over the remaining vesting period for these options.

     Depreciation and amortization expense. Depreciation and amortization expense was $17.6 million for the nine months ended September 30, 2000, as compared to $2.5 million for the nine months ended September 30, 1999, an increase of $15.1 million. This increase was primarily due to investments in our CopperNet network, computer equipment and software, office furnishings and leasehold improvements, which increased from $46.8 million at September 30, 1999, to $128.9 million at September 30, 2000.

     Loss from operations. Our loss from operations was $90.0 million for the nine months ended September 30, 2000, as compared to $25.3 million for the nine months ended September 30, 1999, an increase of $64.7 million. The increased loss for the nine months ended September 30, 2000 was primarily due to increased staffing and other operating expenses we incurred in

                                                                         25
connection with the expansion, development, operation and support of our CopperNet network.

     Interest income (expense), net. For the nine months ended September 30, 2000, we recorded net interest income of $2.5 million, consisting of interest income of $5.1 million and interest expense of $(2.6) million. For the nine months ended September 30, 1999, we recorded net interest income of $753,000, consisting of interest income of $1.3 million and interest expense of $(548,000). The increase in interest income was primarily attributable to interest earned from the net proceeds of $149.8 million received from our preferred stock offering in March 2000. The increase in interest expense is primarily due to interest on capital lease obligations, which have increased from $20.0 million at September 30, 1999 to $44.7 million at September 30, 2000.

     Follow-on offering costs. During the nine months ended September 30, 2000 we expensed $574,000 related to our follow-on offering of common stock that we commenced earlier in the year but subsequently withdrew due to unfavorable market conditions. There were no similar costs during the comparable period in 1999.

     Provision (benefit) for income taxes. For the nine months ended September 30, 2000 we recorded a provision for income taxes of $50,000 compared to a benefit of $72,000 for the nine months ended September 30, 1999.

     Net loss. For the foregoing reasons, our net loss was $88.1 million for the nine months ended September 30, 2000, as compared to a net loss of $24.5 million for the nine months ended September 30, 1999, an increase of $63.6 million.

Liquidity and Capital Resources

     Although we do not require significant capital expenditures for our product sales and consulting services segment, the development and expansion of our CopperNet network has required significant capital expenditures. The principal capital expenditures related to our CopperNet rollout include the procurement, design and construction of our collocation spaces and the deployment of DSL-based equipment in central offices and connection sites. Capital expenditures were $55.3 million for the year ended December 31, 1999 and $68.5 million for the nine months ended September 30, 2000. During the rest of 2000 and for future periods, we may continue to incur capital expenditures primarily due to:

     o continued collocation construction in the northeastern and mid-Atlantic regions;

     o    procurement of software systems; and

     o the purchase of telecommunications equipment for expansion of our network.

                                                                         26
     Our capital expenditures will depend in part upon obtaining adequate demand for our services from our CopperNet customers. We anticipate capital expenditures during the rest of 2000 to range from $5.0 million to $15.0 million for the expansion of our network and computer systems.

     Initial Public Offering. The net proceeds from our initial public offering, completed in June 1999, were approximately $81.8 million. As of September 30, 2000, we have used approximately $62.8 of these net proceeds. Approximately $31.2 million was used to finance operating losses, approximately $27.3 million was used to finance capital expenditures for central office installation, collocation fees, property and equipment and approximately $4.3 million was used for general corporate purposes and to make payments under lease commitments. We expect to use a substantial portion of the remaining net proceeds to finance operating losses that we anticipate incurring as we expand our customer base, to make payments under lease commitments and for general corporate purposes.

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

     Operating Activities. Net cash used in operating activities for the nine months ending September 30, 2000 was $63.0 million. This was primarily the result of operating losses of $88.1 million attributable to the expansion of our CopperNet network and development of our CopperNet services, but also the result of an increase in accounts receivable of $4.7 and an increase in prepaid and other current assets of $1.7 million. These were partially offset by increases in non-cash expenses consisting primarily of depreciation of $17.6 million, amortization of deferred compensation on stock options of $5.4 million and provision for bad debts of $1.0 million, accompanied by increases in accrued expenses of $7.5 million.

     Net cash used in operating activities for the nine months ending September 30, 1999 was $15.1 million. This was primarily the result of operating losses of $24.4 million attributable to the expansion of our network and development of our CopperNet services, accompanied by an increase in accounts receivable of $1.5 million. This was partially offset by an increase in non-cash expenses consisting primarily of amortization of deferred compensation on stock options of $6.7 million and depreciation of $2.5 million, accompanied by an increase in accrued expenses of $1.8 million.

     Investing Activities. Net cash used in investing activities was $73.8 million for the nine months ended September 30, 2000. This was primarily the result of purchases of short-term investments of $33.1 million and

                                                                         27
deployment of equipment for our CopperNet services of $28.0 million. This was accompanied by purchases of property and equipment of $12.7 million.

     Net cash used in investing activities was $21.5 million for the nine months ended September 30, 1999. This was the result of the deployment of equipment for our CopperNet services of $16.7 million and purchases of property and equipment of $4.8 million.

     Financing Activities. Net cash provided by financing activities was $149.9 million for the nine months ended September 30, 2000. This was primarily the result of net proceeds from our preferred stock offering of $150.0 million, borrowings on notes payable of $30.0 million and borrowings on sale/leaseback arrangements of $5.5 million. These were partially offset primarily by repayments of notes payable of $30.3 million and principal payments on capital leases of $5.5 million.

     Net cash provided by financing activities was $94.6 million for the nine months ended September 30, 1999. This was primarily the result of net proceeds from our initial public offering of $83.7 million partially offset by issuance costs paid of $1.8 million and borrowings on notes payable of $12.0 million.

     Debt and Capital Lease Arrangements. We currently have debt and capital lease facilities available to us of approximately $135.5 million. Of this amount, Lucent (through its acquisition of Ascend) has provided us with a $95.0 million capital lease facility to fund acquisitions of certain Lucent equipment, under which $23.6 million was outstanding as of September 30, 2000. The terms of our capital leases range from three to four years. These leases require monthly lease payments and have an interest rate of 9.5%. Lucent has the right to withdraw or suspend further advances to us if our interconnection agreements with Bell Atlantic are not renewed or are terminated, or if certain key employees terminate their employment with us without competent replacement, in the reasonable commercial judgment of Lucent. In addition, we have arrangements with other vendors that permit us to finance up to $35.5 million of equipment and other assets and $5.0 million of working capital, under a variety of applicable interest rates ranging from 6.0% to 13.3%. An aggregate of $47.3 million was outstanding under these arrangements, including the Lucent facilities, as of September 30, 2000.

     Liquidity Requirements. We believe that our existing cash and cash equivalents, short-term investments, existing equipment lease financings that have not been fully utilized, and anticipated future revenue generated from operations will be sufficient to fully fund our operating losses, capital expenditures, lease payments and working capital requirements through the fourth quarter of 2001.

     We expect to incur substantial operating losses and, to a lesser extent, capital expenditures in the future. We may seek to finance such future operations through a combination of commercial bank borrowings, leasing, vendor financing or the private or public sale of equity or debt

                                                                         28
securities. If we were to leverage our business by incurring significant debt, we could be required to devote a substantial portion of our cash flow to service that indebtedness. Such equity or debt financings, however, may not be available to us on favorable terms or at all.

     Our capital requirements may vary based upon the timing and success of our CopperNet roll-out, as a result of regulatory, technological and competitive developments or if:

     o demand for our services or cash flow from operations is more or less than expected;

     o our development plans or projections change or prove to be inaccurate;

     o    we alter the schedule or targets of our CopperNet roll-out plan;
          or

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

Forward-looking Statements

     Many statements made in this Form 10-Q are forward-looking statements relating to future events and our future performance within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expects," "anticipates," "intends," "believes," or

                                                                         29
similar language. These forward-looking statements address, among other things:

     o    our CopperNet deployment plans and strategies;

     o    development and management of our business;

     o    our relationships with SBC and Telmex;

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

     o our success in maintaining the continuity of our interconnection agreements;

                                                                         30
     o our ability to successfully re-focus business operations and achieve profitability;

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

                                                                         31
                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS --

     On November 3, 2000, InterConnX, Inc. served a summons and complaint against the Company in the United States District Court, Eastern District of Virginia, alleging that InterConnX has been damaged by a series of purported breaches of contracts for the sale of goods by the Company. InterConnX is seeking $1.2 million for these damages. The Company has initiated a preliminary review of these allegations, and although the outcome of any legal proceeding cannot be predicted with certainty, the Company's management presently believes that there are defenses to the claims by InterConnX and that any adverse ruling would not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

     We are not currently involved in any legal proceedings that we believe could have a material adverse effect on our business, financial condition, results of operations or cash flows. We are, however, subject to state telecommunications regulators, FCC and court decisions as they relate to the interpretation and implementation of the Telecommunications Act of 1996, the Federal Communications Act of 1934, as amended, various state telecommunications statutes and regulations, the interpretation of competitive telecommunications company interconnection agreements in general and our interconnection agreements in particular. In some cases, we may be deemed to be bound by the results of ongoing proceedings of these bodies or the legal outcomes of other contested interconnection agreements that are similar to our agreements. The results of any of these proceedings could have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 2.   CHANGES IN SECURITIES --

     Use of Public Offering Proceeds. The net proceeds from our initial public offering, completed in June 1999, were approximately $81.8 million. As of September 30, 2000, we have used approximately $62.8 of these net proceeds. Approximately $31.2 million was used to finance operating losses, approximately $27.3 million was used to finance capital expenditures for central office installation, collocation fees, property and equipment and approximately $4.3 million was used for general corporate purposes and to make payments under lease commitments.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES -- Inapplicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS --
          Inapplicable.

ITEM 5.   OTHER INFORMATION -- Inapplicable.

                                                                         32
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K --

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



                                   Date:  November 13, 2000

                                   NETWORK ACCESS SOLUTIONS CORPORATION



                                   By:   /s/ JONATHAN P. AUST
                                       --------------------------------
                                        Jonathan P. Aust
                                        Chairman and
                                        Chief Executive Officer



                                   By:   /s/ SCOTT G. YANCEY, JR.
                                       --------------------------------
                                        Scott G. Yancey, Jr.
                                        Chief Financial Officer

                                                                         34
                             INDEX TO EXHIBITS
===========================================================================
  EXHIBIT |
  NUMBER  | DESCRIPTION
---------------------------------------------------------------------------
    27    | Financial Data Schedule
===========================================================================