Form 10-K
period 2000-12-31
NETWORK ACCESS SOLUTIONS CORP
filed 2001-03-30
CIK 1081665

                                                                          1
                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d) of
                    The Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000   Commission File No. 000-25945

                   NETWORK ACCESS SOLUTIONS CORPORATION
          (Exact name of registrant as specified in its charter)

                Delaware                               54-1738938
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)              Identification Number)

          13650 Dulles Technology Drive, Herndon, Virginia  20171
       (Address, including zip code, of principal executive offices)

    Registrant's Telephone Number, Including Area Code:  (703) 502-2000

     Securities Registered Pursuant to Section 12(b) of The Act:  None

        Securities Registered Pursuant to Section 12(g) of The Act:

                      Common Stock, $0.001 par value
                           (Title of each class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     [X] Yes     [ ] No

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.     [ ]

   The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on March 15, 2001, as reported on The Nasdaq Stock Market, was $17,199,811.

   The number of shares outstanding of the registrant's Common Stock on March 15, 2001, after giving effect to any shares in treasury, was 52,552,404.

                    DOCUMENTS INCORPORATED BY REFERENCE
   Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission for the registrant's 2001 Annual Meeting of Stockholders to be held in June 2001, are incorporated by reference into Part III of this Form 10-K.

                                                                          2
                                  PART  I

Item 1.  Business.

The Company

   We are a major provider of broadband network solutions to business customers. We provide our data communications services using a variety of high-speed access methods and generally market those services directly through our own sales force. With our network infrastructure, we are able to provide Internet, private frame relay and private asynchronous transfer mode, or ATM, access to our customers through high-speed, always-on connections at speeds up to 2.3 megabits per second. We have branded our network service "CopperNet," which we commercially launched in the northeast and mid-Atlantic regions of the United States in January 1999.

   We were incorporated in 1995 in Virginia and reincorporated in Delaware in 1998, selling data communications products and providing related services for corporate networks. We recognized that businesses were finding it extremely expensive and time consuming to manage and secure the complex elements of their networks. To exploit this opportunity, we began offering our customers additional services to help them design, build, maintain and secure their networks.

   In 1996, we recognized the opportunity presented by the convergence of three factors:

        - the accelerating growth in the data communications requirements of businesses;

        - deregulation of the local telephone network by the Telecommunications Act of 1996, or the 1996 Telecom Act; and

        - the compelling features of digital subscriber line, or DSL, technology.

   To exploit this opportunity, we began to develop technical standards and processes for delivery of DSL-based services to our customers. We now seek to solve the data communications needs of our business customers by offering them network services, telecommunications products and equipment made by others and consulting services. Although the majority of our revenue has historically been derived from our product sales and consulting services, we expect to continue to dedicate most of our financial and management resources to further developing our network services business. Through this business, which includes our CopperNet service offering, we provide metropolitan area networks, or MANs, and wide area networks, or WANs, to our customers. We also manage and monitor our customers' networks. Through our product sales business, we sell telecommunications equipment that our customers use to build, maintain and secure their networks. Through our consulting services business, we design our customers networks,

                                                                          3
install the related equipment and provide services to help them secure their networks.

   On February 8, 2000, in connection with the announcement of a strategic summary operating agreement with SBC Telecom, Inc. and Telefonos de Mexico, S.A. de D.V. and a $150 million preferred stock investment by SBC Communications Inc. and Telmex Communications, LLC, we announced that we would be extending our network deployment into the southeastern and western regions of the United States. We refer to these SBC entities as SBC and these Telmex entities as Telmex. We, along with SBC and Telmex, had initially targeted deployment in the following 20 markets within these regions: Atlanta, Charlotte, Denver, Greensboro, Jacksonville, Louisville, Memphis, Miami, Minneapolis, Nashville, New Orleans, Orlando, Phoenix, Portland, Raleigh-Durham, Salt Lake City, Seattle, Tampa, Tucson and West Palm Beach.

   On December 22, 2000, we amended various agreements with SBC and with Telmex, and entered into new agreements with SBC. Collectively, these agreements provided for:

        - a termination of the parties' efforts to expand our network into the southeastern and western regions of the United States;

        -   the conversion of the 750,000 shares of our Series B
            Convertible Preferred Stock, or Series B preferred stock, held by SBC into 2,554,375 shares of our common stock;

        - the purchase by SBC of certain third-party network equipment that had previously been procured by us for purposes of the southeastern and western United States expansion of our network;

        - the sale of certain of our services to SBC for resale and the sale of certain SBC services to us for resale;

        - the agreement of SBC to act as our agent for the sale of certain of our services;

        - the agreement of SBC to assist us with our negotiations with third parties concerning the purchase of certain goods and services, with the goal of achieving cost savings for us;

        - a transfer by us to SBC of our lease interests in certain traditional telephone company central offices located primarily in the southeastern and western United States, in addition to a $5 million line of credit provided by SBC to us to finance a portion of the costs associated with the procurement of these central office interests;

        - the agreement of SBC to assume our rights and obligations concerning, or alternatively subleasing from us, the fourth and fifth floors of our leased headquarters facility in Herndon, Virginia;

                                                                          4
        - the agreement of SBC to assume our rights and obligations, either through termination and assumption or alternatively through assignment, concerning 46,500 of the total 61,500 square feet at our leased distribution center in Sterling, Virginia;

        - a settlement and mutual release of certain claims between us and SBC; and

        - a settlement and mutual release of certain claims between us and Telmex.

   We currently offer networking using our own infrastructure in the following nine northeast and mid-Atlantic cities and their surrounding markets: Baltimore, Boston, New York, Norfolk, Philadelphia, Pittsburgh, Richmond, Washington D.C. and Wilmington. Customer locations outside of these major metropolitan areas are served through partnerships with Intermedia, WorldCom, and AT&T.

   As of December 31, 2000, we had installed DSL equipment in more than 500 central offices within our northeast and mid-Atlantic markets. We had also installed T-1 equipment in a subset of 139 offices and other switching centers, which essentially completes our current plans for the roll-out of our network in these markets. Additional markets will be opened on a case-by-case basis as market conditions provide. We estimate that the central offices where we currently have installed our equipment serve substantially all of the business users in these specific areas served by the given central office. As of December 31, 2000, we had installed 11,084 lines in our northeast and mid-Atlantic regions.

   We have designed our network to support our customers' changing data networking needs. Our network supports newer, evolving technologies that transmit both data and, with additional equipment, voice. Unlike traditional telecommunications networks, these newer technologies transmit data in small bundles, or packets, of information from multiple users over the same lines, and are referred to as packet-based technologies. These packet-based technologies generally allow for a more efficient use of a network. Our CopperNet service is compatible with Internet protocol, or IP, and packet-based communications systems such as ATM and frame relay. This architecture also supports the traditional technologies that carry most of today's voice telephone conversations. This network design allows us to offer businesses and their telecommuters cost-effective solutions for accessing the Internet, as well as other emerging applications and services of corporate networks, such as video and audio conferencing, application and Web hosting, multimedia and e-commerce. We create city-wide MANs and connect them to our private, leased, high-speed fiber optic backbone network to move traffic between MANs. This network design enables us to provide our customers seamless connections to remote offices or employees anywhere on our network, including other cities. Our network provides dedicated connections to our customers, enabling them to operate as if they were using their own private network. Additionally, sites which are already connected to the Internet can use our virtual private network, or VPN,

                                                                          5
products to gain similar capacity, and speed as would be found on our private network.

Industry Overview

   We believe that a substantial business opportunity exists because of the concurrence of several factors.

   Growing Demand for High-Speed Data Communications and Networking Solutions. Many businesses and other organizations are finding it expensive and time-consuming to manage the complex elements of their networks. Businesses are implementing internal networks using Internet technology, or intranets, and local area networks, or LANs, to enable employees to work from remote locations and from home, and to create private networks that connect corporate networks in multiple locations. This demand in turn drives the need for high-speed, high-capacity communications to support these applications. According to International Data Corporation, or IDC, the broadband connectivity market is estimated to reach $50 billion in 2002.

   High-speed data communications have become important to businesses in part due to the dramatic increase in Internet usage. To remain competitive, businesses increasingly need high-speed connections to maintain complex Web sites, access critical business information and communicate more efficiently with employees, customers and business partners. This need is especially acute in the underserved small- to medium-sized enterprise market. According to IDC, of the 7.9 million small businesses in the United States today, only 12% have broadband Internet access. By 2002, it is estimated that there will be more than 2.2 million business subscribers of DSL, an annual growth rate in excess of 100% over four years.

   Voice is a key application for broadband networks, and the advanced features of the NAS network are designed to accommodate future voice services. Based on a recent TeleChoice study, there will be approximately 40,000 DSL lines used for voice by the end of 2001, approximately 100,000 by the end of 2002, and nearly 1.75 million by the end of 2004.

   Increasing Network Congestion. The growing use of bandwidth-intensive applications is creating many challenges for the existing public telephone network, public Internet and private networks of all kinds. These challenges affect the structure of the existing network and limit the ability of businesses to take full advantage of the benefits of new information technologies. Networks are becoming increasingly congested due to the rapid growth in data traffic and the imbalance in capacity between LANs and WANs.

   High speed local access technologies such as DSL will be deployed to help solve the "last mile" bottleneck. The last mile is that part of the network that runs from an end-user's location to the nearest service entry point into a network. Since the break-up of AT&T, substantially all data services have been configured with a local carrier, typically a traditional

                                                                          6
telephone company like Verizon, providing the last mile, and a long distance carrier like AT&T, WorldCom or Sprint providing the long distance portion. Although competition in the long distance market has evolved, stimulating technological development and causing price reductions, the local access markets have not similarly developed. As a result, the traditional local access market remains technologically behind the long distance market, with last-mile access to major public networks like the Internet and data networks remaining either very slow or very expensive. In addition, expertise and networking solutions still will be needed to remedy bottlenecks, other than the last-mile bottlenecks throughout existing networks.

   Commercial Availability of Low-Cost DSL Technology. The full potential of Internet and remote LAN applications cannot be realized without removing the performance bottlenecks of the local telephone networks. DSL technology is designed to remove this performance bottleneck by increasing the data carrying capacity of copper telephone lines from the 128 kilobits per second speeds available on integrated services digital network, or ISDN, lines to speeds of up to 2.3 megabits per second on synchronous DSL lines. Because DSL technology reuses unconditioned copper lines, DSL requires a lower initial fixed investment than that needed for existing alternative technologies, such as cable modems, fiber, wireless and satellite communications systems. As a result, after the build-out of a central office, subsequent investments in DSL technology for customers within the area served by that central office are directly related to the number of paying customers.

   Needs of Small- and Medium-Sized Businesses. A significant number of small- and medium-sized businesses have no practical alternative to low performance dial-up or ISDN lines. Because traditional alternatives, such as T-1 or T-3 lines, are priced on a per-mile basis, the majority of small- and medium-sized businesses cannot afford these services from the traditional telephone companies because they are too far away from the nearest switching center. As a result, their employees suffer productivity limitations associated with slow transmission speeds. In addition, these businesses increasingly need integrated, value-added applications and services, such as web and application hosting or computer system back-up, that require more bandwidth capacity.

   Needs of Large Businesses to Improve Remote Worker Productivity. Many large companies are supporting increasing numbers of remote offices and telecommuters as a means of dealing with transportation infrastructure constraints, skilled worker unavailability and other workplace issues. These companies face the challenge of finding a cost-effective way to make their remote workers as productive as those who have access to all of the high performance communications and networking resources available to workers located at corporate headquarters. A high-speed network solution that securely encompasses access to the corporate LAN, the corporate telephone system, the Internet, the corporate video conferencing system, customers, suppliers and partners permits a substantial increase in remote office and worker productivity.

                                                                          7
   Significant and Growing Demand for Network-Enabled Broadband Applications and Services. As applications become more advanced and necessary to conduct day-to-day business, we expect that the demand for broadband capacity will rise accordingly. Many companies lack the resources to develop, implement, manage and continually enhance their hosting and information technology applications needs. As a result, not only should the demand for bandwidth capacity rise, but there should be strong demand for outsourcing many of these applications so that companies are able to focus on their core competencies.

   Impact of the Telecommunications Act of 1996. The Telecommunications Act of 1996 (including its related regulations), which we refer to as the 1996 Telecom Act, allows competitive telecommunications companies similar to us to take advantage of traditional telephone companies' existing copper telephone line networks rather than construct a competing infrastructure at significant cost. The 1996 Telecom Act requires traditional telephone companies:

        - to allow competitive telecommunications companies to lease copper lines on a line-by-line basis;

        - to permit competitive telecommunications companies to collocate their equipment in central offices, which enables competitive telecommunications companies to access end-users through existing telephone infrastructure;

        - to provide competitive telecommunications companies with the operations support services necessary for competitive telecommunications companies to compete; and

        - to permit competitive telecommunications companies to share access to and provide service over traditional telephone companies' existing copper telephone lines.

   The 1996 Telecom Act creates an incentive for some traditional telephone companies, including Verizon, to cooperate with competitive telecommunications companies because the incumbent carriers cannot provide long-distance service in the regions where they provide local exchange service until the FCC determines that the traditional telephone company has satisfied specific statutory criteria for opening its local markets to competition.

Our Solution

   We provide a full range of broadband network solutions to allow businesses to outsource their Internet access, data transport, and other telecommunications or data communications needs effectively. We market our services both directly to businesses through our sales force and indirectly through other service providers. Our network services include:

                                                                          8
   High-speed, Last-Mile Connectivity. CopperNet is designed to solve the last mile challenge using DSL and short-run T-1 technology to provide high-speed data connections to our customers. Our network is capable of delivering data at speeds ranging incrementally from 128 kilobits per second to 2.3 megabits per second symmetrically. The highest CopperNet speeds allow our customers to transfer data at rates faster than traditional T-1 data connections. We provide packet-based connections, but because many of today's existing networks use channelized technology, we also provide channelized connections. Thus, CopperNet addresses both older channelized network requirements, like traditional voice telephone networks, and the packet-based communications better suited for newer, more efficient technologies such as ATM and frame relay, both of which transmit data at high-speed and can accommodate multiple types of media, including voice, video and data. In addition to ATM and frame relay, CopperNet also accommodates other technologies based on IP, which is the set of standards that enables Internet communications.

   Adaptable Network Design. Our network supports today's bandwidth-intensive business requirements, such as corporate networks, VPNs, office-to-office connectivity, telecommuting solutions, collaborative computing of users in different areas, Internet/intranet access, traditional voice, video conferencing, multimedia, e-mail, video and audio transmission, web and application hosting and e-commerce. We have designed our network so that we can individually configure a customer's features and speeds from our network operations center, eliminating the need for customers to upgrade their hardware or for us to visit their premises in order to enhance or upgrade services.

   Metropolitan Area Network Solutions. We recognize that businesses with city-wide locations, as well as remote users who telecommute, need to communicate and share confidential information. We have constructed data communications networks that cover entire metropolitan areas. These MANs provide high-capacity, secure, direct connections between remote locations and provide cost-effective private network solutions to our customers with the capacity, speed, reliability and level of service that they require.

   Wide Area Network Solutions. Many organizations have offices and employees in multiple cities. By linking our MANs, we have constructed a data communications network that covers an entire region in our northeast and mid-Atlantic regions. This WAN provides high-capacity, secure and reliable connections between distant locations. Because our WAN customers, like our MAN customers, are served end-to-end on our CopperNet infrastructure, we are able to deliver a wide area, private network with the capacity, speed, reliability and level of service that they require.

   Network-Enabled Broadband Communications and Services. We believe that providing high-speed access and data communications solutions will only be part of the solution we provide to our customers. Because our emphasis is on building customer relationships through our direct sales force and working with them to provide the best communications solutions, we believe that we will be able to identify further customer needs and effectively

                                                                          9
market and sell new solutions to meet these needs. For example, we currently provide remote online control, monitoring and management of our customers' networks. In addition, we develop and implement sophisticated network security solutions to protect our customers' networks and vital data, including VPNs, encryption and access authentication, risk assessment and audits, design consulting, security testing through attempted breaches of security and analysis of and response to breaches of security.

Our Strategy

   Our goal is to be the premier provider of broadband network solutions for businesses. To achieve our goal, and to take advantage of our market opportunity, we are implementing a strategy consisting of the following principal elements:

   Provide in-depth coverage in our primary markets. Because DSL can only be provided to each end-user from the central office closest to that end-user, we must collocate our equipment in a large number of central offices in order to provide in-depth coverage of our markets. Additionally, by equipping a large number of offices, we significantly shorten the average length of a T-1 to our customers, making it a cost-effective technology for small- and medium-sized enterprises. Thus, we have pursued a strategy of providing services in a substantial majority of the central offices in each of our target markets. Furthermore, our focus on the northeast and mid-Atlantic regions has enabled us to deploy our network with speed and depth. We believe that our coverage within our target markets is much deeper than that of any provider other than Verizon, enabling us to better serve our customers by providing them with access for substantially all of their end-users.

   Focus on small- and medium-sized business customers. We believe that many small- and medium-sized businesses currently do not have a cost-effective and integrated solution to their Internet access and data transport needs. Many small- and medium-sized businesses want to provide high-speed Internet access to their employees and connect multiple branch offices in the same city or multiple cities through MAN or WAN connections, but traditional data communications services are cost-prohibitive for these businesses. Because our CopperNet solution is more cost-effective than current solutions offered by traditional telephone companies, we intend to focus on this natural market for our services. In addition, we believe that our marketing approach enables us to provide these customers with a more effective and integrated solution to their data communications needs.

   Focus on selected large enterprise customers. We believe that many large enterprise customers are unable to efficiently provide cost-effective high-speed access to their remote workers. Many large businesses have remote offices and workers that are not able to take advantage of the full array of communications and networking resources available to workers at the main office. Our extensive network coverage within our target markets

                                                                         10
allows us to provide service to most remote workers or office locations within those markets.

   Enhance our network to meet the broadest array of business requirements. Our network is designed to provide our customers with adaptable networking solutions that take advantage of many technologies. Our network supports a broad array of business requirements, such as corporate networks, VPNs, office-to-office connectivity, telecommuting solutions, collaborative computing of users in different areas, Internet/intranet access, video conferencing and multimedia, e-mail, video and audio transmission, web and application hosting and e-commerce. Our network provides solutions that can be adapted to meet the needs of our customers and integrate technological innovations as they are developed.

   Expand network-enabled features and applications. We want our network to become a platform that facilitates the delivery of productivity-enhancing features and applications to businesses and their employees. We intend to directly or jointly provide these services. Currently we offer our own enhanced Internet services and plan to offer local and long distance voice services to our customers. One of our objectives in providing these enhanced features and applications is to strengthen customer loyalty and increase revenue per customer.

   Provide superior customer care. We emphasize a comprehensive service solution for our customers by developing a project implementation plan for each installation and we have procedures that address the on-going maintenance of their service. This ensures that each customer receives the service for which it has contracted according to our service level agreements. We manage all aspects of our customers' connections to our network, including the design and installation of the end-user's connection, equipment configuration and network monitoring. By providing our customers regular reports on the performance of their services, we are able to demonstrate to our customers our performance relative to our commitments and how customers may benefit by acquiring additional networking services from us.

   Deliver our products and services through different types of marketing. We emphasize direct sales and marketing to small- and medium-sized businesses and to selected large enterprises. We also sell our services indirectly through our sales partners, including Internet service providers, or ISPs, long distance and local carriers and other networking service companies. Our sales force is supported by sales engineers who are certified experts in all our vendor-partners' products and technologies, including Lucent Technologies, Inc., Cisco Systems, Inc. and Paradyne Corporation. We intend to leverage our existing customer base through selling them additional products and services. Some of our sales partners include Galaxy, TruCom, and Comcast Communications.

   Capitalize on economics of DSL. DSL technology requires a lower initial fixed investment than alternative technologies because DSL uses existing copper telephone lines. Thus, we are able to offer businesses

                                                                         11
services comparable to traditional technologies at approximately 30% to 70% of the cost of such services. After we build out a central office, our subsequent investments for the customers within the area served by that central office are directly related to the number of paying customers, making a significant portion of our capital expenditures success-based.

   Entering 2000, we were engaged in an effort to build a nationwide network of local central offices for our product offerings. Due to a number of reasons, including significant external changes throughout the telecommunications industry and our changing relationship with SBC and Telmex, we adopted new elements to our strategy in the fall of 2000 to leverage our existing capital base and to take advantage of our completed network in the northeastern and mid-Atlantic regions.

   Our new strategy elements emphasize:

   Focus on the business customer and exit the residential market. Our sales and marketing efforts are now focused solely on the business customer with multiple data communications needs. These customers typically have a greater need for integrated service bundles that drive higher revenues and margins; they provide opportunities for us to cross-sell services; and they often are repeat buyers of services. Residential customers do not represent as great an opportunity, and therefore we do not focus on this market.

   Increased production through our direct sales channels. We have structured our sales force to concentrate on selling bundled and integrated services, which we believe are necessary to build market share in the business marketplace, and which contribute to higher profit margins. By selling directly to the customer, we can establish and develop customer relationships and offer value-added services that grow with our customers' businesses. We will continue to sell selectively through wholesale and indirect channels to supplement our direct sales efforts.

   Nationwide expansion through partnership. Additional market reach will be secured through relationships with other carriers, such as Intermedia, WorldCom, and AT&T, instead of through capital investments outside the geographic markets where our network is complete. These agreements will be reciprocal where possible, providing additional channel partners as well as market opportunity for our direct sales force.

   Success-based, "smart build" approach. On a case-by-case basis, additional geographic expansion opportunities will be explored.
Opportunities, which result in network expansion, will be primarily customer-driven and success-based, although other factors including market competition may be considered in determining where to expand the network.

   The strategy shift was accompanied by a restructuring of our operations to more closely align operating costs with revenues. In November 2000, we took actions designed to reduce selling, general and administration expenses by 24% in the fourth quarter 2000. The majority of the cost

                                                                         12
reductions were attributable to a workforce restructuring that eliminated approximately 145 positions, representing about 23% of the workforce at that time. In addition, network expenditures were reviewed and revised, resulting in additional cost savings.

Our Service and Product Offerings

   Our robust and flexible portfolio of services can be provided individually or combined into a wide variety of solutions for our customers. Some examples include:

    Bundled Services

   High-Speed Internet. Using our broadband network for last-mile access, customers can receive high-speed Internet at significantly lower costs than traditional access methods. Combining these network capabilities with our consulting and integration services, we offer a full portfolio of business-class Internet solutions, including customer premises equipment, or CPE; firewalls; domain name system, or DNS, web, and e-mail hosting; static IP addressing; and border gateway protocol, or BGP.

   Secure Telecommuting and Branch Networking. Traditional telecommuting solutions generally suffer from either a lack of performance due to the constraints of dial-up services, or a lack of security due to the role that the Internet plays in VPN solutions. Our unique broadband network puts high-performance private frame relay services within reach of entirely new markets, especially residential telecommuters and branch offices. Combined with our WAN capabilities, we can affordably serve telecommuters and branches throughout our serving area who would have otherwise not entered the broadband market.

   Meshed Corporate Networking. By virtue of our mature frame relay and ATM core, we can provide fully meshed corporate networking environments. This is particularly valuable to customers who have offices that require secure, high-performance connections to multiple corporate data centers. Our broadband network puts these solutions within affordable reach of customers who would have otherwise opted for dial-up.

   High-Availability Services. Combining both our network and consulting capabilities, we deliver secure, high-availability services which merge our own broadband access products with dial-backup or local exchange carrier frame relay. Through BGP, similar high-availability services can be offered to Internet customers. Customers can obtain a project managed, integrated network solution that is monitored and maintained on an ongoing basis.

    Network Services

   CopperNet. In January 1999, we began commercially offering our CopperNet services. CopperNet provides high-speed, continuously connected packet-based and channelized communications services. CopperNet connects

                                                                         13
business users to our MANs and WAN using ATM and frame relay over DSL and T-1 lines. CopperNet customers are able to connect to our MANs to obtain high-capacity, secure and reliable connections between distant locations. Because our customers are served end-to-end on our CopperNet network, we are able to deliver a true wide area private network with the capacity, speed, reliability and level of service that they require.

   CopperNet Frame. CopperNet Frame provides seamless access to LANs and WANs using ATM and Frame Relay technologies over DSL and T-1 lines to deliver a flexible suite of services. The benefit to CopperNet Frame customers is the low cost and simplicity of use when contrasted with ISDN and long-haul T-1 services provided by other carriers.

   CopperNet Internet. CopperNet Internet is a suite of Internet services and connectivity options designed specifically for business applications. Our customers choose their connectivity speed, ranging from 128 Kbps to 2.3 Mbps, and we provide the necessary hardware, register our customers' chosen domain name and configure and maintain our customers' e-mail and web services.

   VPN Service. Our VPN service is a fully managed offering for organizations with a remote or mobile workforce that needs reliable and secure access to the corporate network. We provide a full-service VPN solution that includes necessary hardware, software and communications services for a single monthly fee.

   ROC Services. We offer remote online control, or ROC, services to meet our customers' outsourced network requirements. From our network operations center in Herndon, Virginia, we monitor the integrity of our customers' MANs and WANs. We proactively monitor the performance of our customers' network devices and perform trouble resolution to address network problems, often before our customers' end-users become aware of them.

   SOC Services. We offer secure online control, or SOC, services to meet our customers' outsourced network security requirements. We provide proactive network monitoring, intrusion detection and management of these network security solutions on a 24-hours-per-day, seven-days-per-week basis. We provide a variety of security solutions including barriers, or firewalls, between internal corporate networks and external networks like the Internet, VPN service, encryption and access authentication solutions for customers looking for the highest level of security on any network on which data is transported.

   Value-Added Products and Services. We offer an array of broadband-enabled applications and features that take advantage of high speed connectivity. These applications extend the capabilities of small- and medium-sized businesses and provide them access to expanded markets, resources and functionality.

   Network Management Services. We provide our customers the opportunity to outsource network management services that are difficult or costly for

                                                                         14
them to manage internally. For example, we provide a single point of contact for vendor management/coordination, including vendors for equipment on the customers' premises, long distance carriers and traditional telephone companies, a help desk for network administrators, monitoring and coordinated maintenance of network services.

    Consulting Services

   We provide professional consulting and network integration services to complement all of our network services. We also provide network design and integration, network management, staging, installation, maintenance and warranty services. Our consulting services include network security and professional services such as:

   Risk assessments and audits. We work in conjunction with a customer's engineering staff to determine if a network's critical components work together, and provide for overlapping network protection features and adequate firewall security at the perimeter of a network. We also determine whether an optimal defensive strategy exists and if it is followed. We assess the effectiveness of a customer's reporting and response mechanisms and determine vulnerabilities and other critical issues.

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

Customers

   As of December 31, 2000, we had more than 5,000 customers.

                                                                         15
   Network services, which includes our CopperNet service, represented 35.0%, 10.4% and 2.7% of our revenue for the years ended December 31, 2000, 1999 and 1998, respectively.

   The customers with concentrations of revenue greater than 10% of total revenue are as follows:

                                       Years Ended December 31,
                                 -------------------------------------
                                    2000         1999         1998
                                 ----------- -----------   -----------
   AT&T . . . . . . . . . . . . $        -   $ 5,358,165   $ 5,869,907
   Quest Diagnostics. . . . . .    3,365,257         -             -
   AstraZeneca, PLC . . . . . .          -           -         933,556
                                 ----------- -----------   -----------
                                $  3,365,257 $ 5,358,165   $ 6,803,463
                                 =========== ===========   ===========

Sales and Marketing

   We emphasize direct sales and marketing to small- and medium-sized businesses and to selected large enterprises. We also sell our services indirectly through our sales partners, including ISPs, long distance and local carriers and other networking services companies.

   Direct Sales. We market our full complement of products and services, including our network services, consulting services and product sales, through our direct sales force, which is supported by sales engineers who also seek to sell our consulting services and network services. Our sales representatives focus on selling CopperNet connectivity to small- and medium-sized businesses and our account executives focus on selling CopperNet connectivity and consulting services and network services to medium- and large-sized businesses. We have structured our sales force to concentrate on selling bundled and integrated services, which we believe are necessary to build market share in the business marketplace, and which contribute to higher profit margins. By selling directly to the customer, we can establish and develop customer relationships and offer value-added services that grow with our customers' businesses. We seek to coordinate our direct sales and marketing efforts with our vendor partners, including Lucent, Cisco and Paradyne. Our direct sales process generally ranges from 30 to 60 days for small- and medium-sized businesses, which generally require simple connectivity and networking solutions. Larger businesses with more complex networking requirements often require customized solutions. The large business sales process may take up to six months and may involve:

        -   a significant technical evaluation;

        -   an initial trial rollout of our services; and

        -   a commitment of capital and other resources by the customer.

   Indirect Sales. We sell our full complement of products and services, including our network services, consulting services and products, through network service providers, including ISPs, long distance and local carriers

                                                                         16
and other networking services companies. These providers combine one or more of our services with their own Internet, frame relay and voice services and resell those bundled services to their existing and new customers. We address these markets through sales and marketing personnel dedicated to this channel. We intend to augment our CopperNet sales through partnerships with other service providers which offer complementary services and can offer CopperNet as part of a complete business solution. We also leverage our equipment vendors' partnerships as sources for sales opportunities by offering joint technology seminars, implementing marketing campaigns and sharing cross-selling opportunities.

Preferred Stock Issuance and SBC and Telmex Agreement

   On February 8, 2000, we announced strategic financing agreements with SBC and Telmex in which those companies agreed to purchase a total of $150 million, $75 million each, of our Series B preferred stock, for $100 per share. On March 7, 2000, we issued 1,500,000 shares of our Series B preferred stock to SBC and Telmex. Our Series B preferred stock is non-voting and pays a 7.0% cumulative dividend, which can be satisfied with either additional stock or cash. Each share of Series B preferred stock is convertible at any time into 3.2258 shares of our common stock, or a total of 4,838,700 common shares.

   In conjunction with the financing agreements, we executed a summary operating agreement with both SBC and Telmex. In connection with the financing agreements, we announced that we would be expanding our network into 20 additional markets in the southeastern and western regions of the United States.

   On December 22, 2000, we amended various separate agreement with SBC and with Telmex, and entered into a series of separate new agreements with SBC. These agreements, among other things, terminated the parties' efforts concerning the targeted expansion of our network into the southeastern and western United States, provided for the transfer of our lease interests in certain traditional telephone company central offices to SBC, provided for SBC to transfer financial benefit to us in various forms of cost reduction, provided for service resale relationships, and resulted in a settlement and release of certain claims between us and SBC, and between us and Telmex. See "Item 1 - The Company."

Other Key Strategic and Commercial Relationships

   We have entered into, are continuing to explore, and expect to enter into strategic and commercial relationships. We believe that these relationships are valuable because they provide additional marketing and distribution, network resources, technology and possible selective geographic expansion opportunities. In some cases, these relationships involve capital investment, product development or targeted numbers of new lines or customers.

   Lucent.  Since 1995, we have sold data communications products and

                                                                         17
equipment from Ascend (a wholly owned subsidiary of Lucent). Ascend has provided us with a capital lease facility and a credit facility for working capital. In addition, we are continuing to explore opportunities to participate in product development and the distribution of products and services for their network of sales partners.

   Cisco. Since 1996, we have sold data communications products and equipment from Cisco. In November 1999, we were awarded Cisco Powered Network, or CPN, certification. The CPN certification represents a critical component of our business-class Internet access service offering, and Cisco routers are used as the CPE in this offering.

   Paradyne. Since 1995, we have sold data communications products and equipment made by Paradyne. In addition, we are continuing to explore opportunities to participate in product development and the distribution of products and services for their network of sales partners.

   Intermedia. In August 1999, we entered into a reseller agreement to sell frame relay services out of region. This allows us to expand our frame relay service via a network-to-network interface, or NNI, which provides nationwide frame relay coverage.

   WorldCom. In November 2000, we entered into a reseller agreement to sell private line services in areas outside the local access and transport areas, or LATAs, where our network facilities are located or to WorldCom buildings in which the service provider already maintains data communications equipment for the purpose of providing service, known as on-net buildings. Additionally, WorldCom provides collocation space in selected markets.

   AT&T. In November 2000, we entered into a reseller agreement to sell private line services in areas outside the LATAs where our network facilities are located or to on-net AT&T buildings.

   OLM.net LLC. In February 2001, we entered into a reseller agreement to sell web and email services as part of our Internet offering.

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

                                                                         18
   Customer Line Installation. We work with each of our customers to establish all connection and configuration requirements to connect the customer's main location to our network. We order the copper telephone line for our customers, manage the installation process, test the copper telephone line once installed, assist our customers in configuring the equipment that terminates the copper telephone line, and monitor the copper telephone line from our network operations center.

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

   PC Configuration. We configure end-user PCs at sites where our Internet services are being installed. This brings added value to our end-users and shortens the acceptance process on the part of our customers and accelerating revenues.

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

   Customer Service and Technical Support. We provide service and technical support to all our customers 24-hours-per-day, seven-days-per-week. We serve as the sole contact for customers to whom we make direct sales. We also provide the second level of support for our indirect customers. We have developed and will continue to expand a database containing the questions we have addressed and the answers we have provided in response to past network issues. In this way, we are able to better respond to future customer questions.

   Operating Support Systems. We have designed and are implementing an integrated suite of customized applications around our current and planned business processes, using products from vendors such as Metasolv, DSET, Crossworlds and Clarify for our operational support systems; Daleen for billing; and Cisco for network management. Our electronic gateway interface

                                                                         19
with the traditional telephone company will result in improved speed to market and enhanced customer service.

Network Structure and Technology

   Overview. We operate a series of MANs connected by our private, leased, high-speed fiber optic backbone. Our network employs a structure designed to deliver superior end-to-end capabilities, high-speed, last-mile connections and efficient data traffic management. Our technologically advanced network design has positioned us to deliver the high level of data communications services, including Internet access, VPNs, video conferencing and a broad array of multimedia services, increasingly demanded by businesses. We have planned for growth by ensuring that our network is scalable, flexible and secure.

        - Scalable. Our adaptable, hierarchical network structure allows us to provide both channelized and packet-based services reliably and incrementally, which enables us to match investment with demand. As new CopperNet end-users are added to our network, our Traffic Management group monitors network utilization, and installs more equipment and network transmission circuits as necessary so that reliable performance is maintained for all users as our network grows.

        - Flexible. From our network operations center, we constantly monitor our network, the network service providers' networks and our customers' connections, and also perform network diagnostics and equipment surveillance, and initialize our end-users' connections. Because our network is centrally managed, we can evaluate and enhance network quality, service and performance and improve network conditions promptly, often without our end-users becoming aware of the enhancements. This capability also allows us to reduce costs traditionally associated with on-site network configuration and repair.

        - Secure. With dedicated, direct access to our private network, our end-users and businesses generally experience fewer network security risks than users of common dial-up modems, ISDN lines or dedicated access to the Internet because there is less risk of unauthorized access. Our network is designed to ensure secure availability of all internal applications and information for all end-users, whether they are within the corporate headquarters or telecommuting from remote locations. Our network provides a direct connection between discrete locations, which reduces the possibility of unauthorized access and allows our customers to safely perform their required tasks.

        - Components. Our components are integrated into networks across local, metropolitan and wide areas that combine speed and balanced capacity to deliver a high performance networking experience for our customers.

        - Customer Endpoint. We currently offer channelized and packet-based connections in our network. We offer CPE as part of our complete service offering. The cost of CPE can be included in the monthly recurring charge of the service or purchased outright. We configure and install these devices with end-users' computer and network equipment along with any required on-site wiring needed to connect the equipment and the telephone line. Under the rules of the Federal Communications Commission, or FCC, a customer also is free to obtain compatible CPE from sources other than us.

        - Copper Telephone Lines. We lease copper telephone lines, known as unbundled network elements, which run from our network access points in central offices to the customer endpoint under terms specified in telecommunications regulations and our interconnection agreements. We have worked closely with Verizon to define specifications that provide for the quality of the copper telephone lines we receive, thereby ensuring the transmission speed of end-user connections.

        - Central Office Collocation Spaces. Through FCC and state telecommunications regulatory policies as well as our interconnection agreements, we secure collocation space in central offices from which we offer CopperNet. These collocation spaces are designed to offer the same high reliability and availability standards as the telephone companies' other central office spaces. At present, our collocation spaces are either physical; secure collocation open physical environment, or SCOPE; or virtual. With physical collocation, we install and maintain our equipment in central offices and have complete access to the space. With SCOPE collocation, we install and maintain our equipment in central offices, but our access to the space is non-exclusive. With virtual collocation, the telephone company installs and maintains the equipment on our behalf, but we have no access to the space. Approximately 98% of our central office collocations are physical or SCOPE, and we expect over time to eliminate virtual collocation.

        - Metropolitan Area Backbone. Our metropolitan area backbone is a private, leased, high-speed, fiber optic network that connects our network access points in central offices, node sites, and selected customer locations. To date, we have leased fiber optic circuits capable of speeds of up to 45 megabits per second from Verizon, Level 3 Communications and other providers of metropolitan area backbone services. We continue to review alternative providers in an effort to reduce costs. We do not have long-term lease agreements for these fiber optic circuits.

                                                                         21
        - Node Sites. A node site is a physical location where we connect businesses and network service providers with our central offices within a particular MAN. The node site houses our equipment to switch and interconnect customer traffic to central offices within a metropolitan area and between different metropolitan areas. Our node sites are housed in a secured facility in each of the nine metropolitan areas in which our network currently operates.

        - Wide Area Backbone. Our wide area backbone is a private, leased, high-speed, fiber optic network that connects our node sites in various metropolitan areas. To date, we have leased fiber optic circuits capable of speeds of up to 155 megabits per second from Level 3 Communications, Virginia Electric and Power Company and other providers. We do not have long-term lease agreements for these fiber optic circuits. We intend to upgrade our wide area backbone to higher capacities as necessary to deliver the quality of service that our customers demand. We continue to evaluate alternative providers of capacity in order to reduce costs.

        - Network Operations Center. We manage our network from our network operations center located in our corporate headquarters in Herndon, Virginia. We provide end-to-end network management to our customers using advanced network management tools on a 24-hours-per-day, seven-days-per-week basis. This enhances our ability to address performance or connectivity issues before they affect the end-user. From our network operations center, we can monitor our network, including the equipment and circuits in our MANs and central offices, and our customers' networks, including individual end-user lines and DSL modems.

Competition

   In each of our businesses, we face competition from many companies with significantly greater financial resources, well-established brand names and large, existing installed customer bases. We expect the level of competition to intensify in the future. Some of the other competitive factors we face in each of our business segments include:

        -   reliability of service;

        -   diversity of product and service offerings;

        -   breadth of network coverage;

        -   price/performance;

        -   network security;

        -   infrastructure scaleability;

                                                                         22
        -   ease of access and use;

        -   service bundling;

        -   sales relationships;

        -   customer support;

        -   strategic relationships;

        -   company size;

        -   attraction, retention and motivation of qualified personnel;

        -   technology capabilities; and

        -   operating experience.

   We believe that each potential customer presents a unique opportunity for competition and presents competitive challenges specific to that customer. The significance of the different competitive factors we face will vary with each customer depending on the needs of the particular customer and the particular competitor we face. For example, if we are competing for a customer against another provider of product sales and consulting services, we expect to compare favorably as to diversity of product and service offerings and operating experience, but perhaps less favorably as to brand recognition and financial resources. If we are competing for a customer against a traditional telephone company, we expect to compare favorably as to client support, transmission speed and price/performance, but perhaps less favorably as to operating experience and access to capital. If we are competing for a customer against another provider of DSL, we expect to compare favorably as to diversity of service offerings, sales relationships and operating experience, but perhaps less favorably as to the geographic breadth of network coverage.

   We believe that our most direct competition for product sales and consulting services will come from Verizon's network integration services division and from other providers of network integration services like Tech Data Corporation. Historically, these companies have been our principal competitors.

   By focusing our business on broadband network solutions, we encounter a different set of competitors for our network services. We believe that our most direct competition for broadband network solutions will come from Verizon and other traditional telephone companies and carriers operating in our target markets. However, we also anticipate competition from service providers using other technologies.

   Verizon and Other Traditional Telephone Companies. Verizon and the other traditional telephone companies present in our target markets have commenced commercial deployment of DSL-based services. We recognize that each traditional telephone company has the potential to quickly overcome

                                                                         23
many of the obstacles that we believe have delayed widespread deployment of DSL services by traditional telephone companies in the past. The traditional telephone companies currently represent and will in the future increasingly represent strong competition in all of our target markets. The traditional telephone companies have an established brand name; a large number of existing customers; a reputation for high quality in their service areas; sufficient capital to deploy DSL equipment rapidly; their own copper lines; and can bundle digital data services with their existing analog voice services to achieve economies of scale in providing service to customers. In the absence of strong oversight by the FCC and state telecommunications regulators, traditional telephone companies also have an economic incentive to benefit their own DSL retail operations by providing themselves with the copper telephone lines, collocation, support services and other essential DSL service inputs on more favorable terms than they provide these facilities and services to their DSL competitors, like us. These factors give the traditional telephone companies a potential competitive advantage compared with us. Accordingly, we may be unable to compete successfully against SBC, Verizon, BellSouth, Qwest Communications International Inc. or the other traditional telephone companies, and any failure to do so would materially and adversely affect our business, operating results and financial condition.

   Other Major DSL Providers. Other competitive telecommunications companies plan to offer or have begun offering DSL-based access services in our targeted markets, and others are likely to do so in the future. Competitive telecommunications companies that provide DSL service include Covad Communications Group, Inc. and Rhythms NetConnections, Inc.

   Other Service Providers and Technologies. Many of our competitors are offering, or may soon offer, technologies and services that will compete with some or all of our high-speed offerings. These technologies include T-1, ISDN, satellite, cable modems and analog modems and could be provided by the following:

        - Cable Modem Service Providers. Cable modem service providers, like MediaOne, Excite@Home, through its @Home service offering, and their cable partners, are offering or preparing to offer high-speed Internet access over fiber and cable networks to consumers. At Home, through its @Work service offering, has positioned itself to do the same for businesses. Where deployed, these networks provide local access services, in some cases at higher speeds than our CopperNet. They typically offer these services at lower prices than our services, in part by sharing the capacity available on their cable networks among multiple end users.

                                                                         24
        - Traditional Long Distance Carriers. Many of the leading traditional long distance carriers, like AT&T, Sprint and WorldCom, are expanding their capabilities to support high-speed, end-to-end networking services. Increasingly, their services include high-speed local access combined with MANs and WANs, and a full range of Internet services and applications. We expect them to offer combined data, voice and video services over these networks. These carriers have deployed large-scale networks, have large numbers of existing business and residential customers and enjoy strong brand recognition, and, as a result, represent significant competition. For instance, they have extensive fiber networks in many metropolitan areas that primarily provide high-speed data and voice communications to large companies. They could deploy last-mile services in combination with their current fiber networks. They also have interconnection agreements with many of the traditional telephone companies and have secured collocation spaces from which they could begin to offer competitive services.

        - New Long Distance Carriers. New long distance carriers, such as Williams Communications, Qwest and Level 3 Communications, are building and managing high bandwidth, nationwide packet-based technology networks for WANs. These same providers are acquiring or partnering with ISPs to offer services directly to business customers. These companies could extend their existing networks to include fiber optic networks within metropolitan areas and high-speed services, either alone or in partnership with others.

        - Internet Service Providers. ISPs provide Internet access to business and residential customers. These companies generally provide Internet access over traditional telephone companies' networks at ISDN speeds or below. Some ISPs have begun offering DSL-based access using DSL services offered by the traditional telephone companies or other DSL-based competitive telecommunications companies. Some Internet service providers such as WorldCom, Earthlink, Inc. and PSINet have significant and even nationwide marketing presences and combine these with strategic or commercial alliances with DSL-based competitive telecommunications companies.

                                                                         25
        - Wireless and Satellite Data Service Providers. Several new companies are emerging as wireless and satellite-based data service providers over a variety of frequency bands. Companies such as Teligent, Inc., Advanced Radio Telecom Corp. and WinStar Communications, Inc., hold point-to-point microwave licenses to provide fixed wireless services such as voice, data and videoconferencing. We also may face competition from satellite-based systems such as Motorola Satellite Systems, Inc., Hughes Space Communications, Globalstar Telecommunications Ltd. and others that are planning or are in the process of building global satellite networks that can be used to provide broadband voice and data services.

Relationship with Verizon

   Our relationship with Verizon is critical to our current business. We depend on Verizon for collocation facilities, copper telephone lines, support services and some of the fiber optic transport that we use for CopperNet in our target markets. Our interconnection agreements with Verizon govern much of this critical relationship. We have signed interconnection agreements with Verizon in each of the states covering our target markets. These agreements cover a number of aspects, including:

        -   the price and terms to lease access to Verizon's copper lines;

        - the special conditioning Verizon provides to enable the transmission of DSL signals on these lines;

        - the price and terms for collocation of our equipment in Verizon's central offices;

        -   the price and terms to access Verizon's transport facilities;

        - the terms to access conduits and other rights of way Verizon has constructed for its own network facilities;

        - the operational support systems and interfaces that we use to place orders and trouble reports and monitor Verizon's response to our requests;

        - the dispute resolution process we and Verizon use to resolve disagreements relating to the terms of the interconnection agreement; and

        - the term of the interconnection agreement, its transferability to successors, its liability limits and other general aspects of our relationship with Verizon.

   We have entered into interconnection agreements with Verizon that expire in June 2002 for Delaware, Maryland, New Jersey, Pennsylvania,

                                                                         26
Virginia, Washington, D.C. and West Virginia. For Massachusetts and New York, we have entered into interconnection agreements that continue in perpetuity absent a 90-day termination notice by either party. As of March 15, 2000, no termination has been given by either party.

   Additionally, the FCC, state telecommunications regulators and the courts have authority to interpret our interconnection agreements and to resolve disputes in the event of a disagreement between us and Verizon. There can be no assurance that these bodies will not interpret the terms or prices of our interconnection agreements in ways that could adversely affect our business, operating results and financial condition.

Government Regulation

   The following summary describes material telecommunications regulations and legislation directly affecting our industry.

   The facilities and services that we obtain from Verizon in order to provide CopperNet are regulated extensively by the FCC and state telecommunications regulatory agencies. To a lesser extent, these regulators also exercise regulatory control over the terms under which we provide CopperNet to the public. Municipalities also regulate limited aspects of our telecommunications business by imposing zoning requirements, permit or right-of-way procedures or fees, among other regulations. Regulatory agencies generally have the authority to condition, modify, cancel, terminate or revoke operating authority for failure to comply with applicable laws, rules, regulations or policies. Fines or other penalties also may be imposed for such violations. We believe that we operate our business in compliance with applicable laws and regulations of the various jurisdictions in which we operate and that we possess the approvals necessary to conduct our current operations. However, there can be no assurance that regulators or third parties would not raise issues regarding our compliance or non-compliance with applicable laws and regulations.

   Federal Regulation. The 1996 Telecom Act substantially departs from prior telecommunications law by establishing competition as a national policy in all telecommunications markets. This legislation removes many state regulatory barriers to competition in telecommunications markets dominated by traditional telephone companies and preempts, after notice and an opportunity to comment, laws restricting competition in those markets. The 1996 Act also greatly expands the obligation of traditional telephone companies to make available to competitors the facilities and services that competitors need in order to provide telecommunications service, and it requires traditional telephone companies to interconnect their networks on reasonable terms with the networks of competitors. More specifically, the 1996 Act requires the traditional telephone companies to:

        - provide collocation, which allows competitive telecommunications companies to install and maintain their own network termination equipment in telephone company central offices;

                                                                         27
        - unbundle and provide access to components of their service networks to other providers of telecommunications services;

        - provide competitors with access to back office computer systems in order to facilitate the competitors' ordering and maintenance of the facilities and services they obtain from the traditional telephone companies;

        - establish wholesale rates for the services they offer at retail to promote resale by competitors; and

        - provide competitors with nondiscriminatory access to telephone poles, ducts, conduits and rights of way.

   Traditional telephone companies also are required by the 1996 Telecom Act to negotiate interconnection agreement in good faith with competing carriers requesting any or all of the above arrangements. If a requesting carrier cannot reach an agreement within the prescribed time, either carrier may request binding arbitration by the applicable state telecommunications regulatory agencies.

   The FCC and state telecommunications regulators also are instructed by the 1996 Telecom Act to perform certain duties to implement the regulatory policy changes prescribed by the 1996 Act, including the adoption of rules and regulations to carry out Congressional intent. The outcome of various ongoing proceedings to carry out these responsibilities, or judicial appeals of these proceedings, could materially affect our business, operating results and financial condition. Below, we summarize recent regulatory initiatives that have a potential impact on our company. This summary is illustrative of the types of regulations that potentially affect our business rather than describing every telecommunications regulatory policy that affects us.

   In January 1999, the U.S. Supreme Court held that, while the FCC has broad authority to interpret the 1996 Telecom Act and issue rules for its implementation, the agency had violated the 1996 Act in defining the individual network elements that traditional telephone companies must make available to competing telecommunications providers, and it sent the matter back to the FCC with instructions to consider further the question of which parts of a traditional telephone company's network must be provided to competitors. The FCC released an order on November 5, 1999 that sought to follow the Supreme Court's instructions. The order reaffirms the agency's earlier holding that traditional telephone companies must make available each of the particular inputs that we use in order to provide our CopperNet services (including, but not limited to, copper telephone lines, transmission facilities between local telephone company offices and various back-office support services). In addition, the FCC's November 1999 order requires, upon the request of competing telecommunications companies like us, that traditional telephone companies provide the competing carriers with certain other inputs (such as subloops, and in some cases packet

                                                                         28
switching) that may prove useful as we expand our CopperNet service, especially into more suburban areas.

   While the Supreme Court's January 1999 order had affirmed that the 1996 Telecom Act gives the FCC broad authority as a general matter, 18 months later the U.S. Court of Appeals for the Eighth Circuit held that the FCC nonetheless violated the 1996 Act in adopting rules that define the methodology that state telecommunications regulators must use in setting the prices that competitors must pay for those parts of their telephone networks that the traditional telephone companies make available to competitors. On January 22, 2001, the U.S. Supreme Court agreed to review this Eighth Circuit decision. If the outcome of this review is unfavorable to competitors, it could have a significant negative impact on the price we pay for the inputs we must obtain from Verizon telephone companies in order to provide CopperNet service.

   On March 17, 2000, the U.S. Court of Appeals for the D.C. Circuit instructed the FCC to reconsider certain regulations it had adopted one year earlier defining the types of equipment that competitors like us may collocate inside the offices of traditional telephone companies in order to facilitate the competitors' provision of telecommunications services. The FCC has instituted a proceeding to comply with the Court's mandate. The impact of the Court's decision on our company is unclear since we have no way to determine what action the FCC will take in response to the Court's mandate. If the FCC takes action to limit the type of equipment that competitors may collocate in these offices, we may be adversely affected.

   In August 2000, the FCC clarified its collocation rules by adopting time frames by which traditional telephone companies must provision a collocation arrangement. The FCC's August 2000 order takes steps to ensure that competitors can obtain these arrangements in a timely and efficient manner by requiring a traditional telephone company to provide physical collocation, including cageless collocation, no later than 90 calendar days after receiving a collocation request (except where a state sets its own standard) and by requiring a traditional telephone company to allow a competitor to construct adjacent structures on land owned or controlled by the traditional telephone company to the extent physical collocation space is exhausted in a particular structure.

   In June 2000, Bell Atlantic and GTE consummated a merger of their two companies after the FCC, in an order released June 16, 2000, approved the merger subject to conditions and the spinning off of substantially all of GTE's nationwide Internet business into a separate public corporation.
Upon consummation of the merger, the combined Bell Atlantic/GTE entity was named Verizon. The FCC's merger conditions are intended, among other things, to promote equitable and efficient deployment of advanced services, including high speed data services. One condition requires that the merged entity provide retail advanced services through an affiliate other than its traditional telephone companies and that the merged entity's traditional telephone companies provide facilities and services to this new affiliate on the same terms that they provide such services and facilities to competitors. The FCC found that absent this and the other merger

                                                                         29
conditions, the proposed GTE-Bell Atlantic merger likely would have reduced the FCC's ability to implement the market-opening requirements of the 1996 Act through comparative practice oversight (benchmarking) methods, and would have increased the incentive and ability of the merged entity to discriminate against its rivals, particularly with respect to the provision of advanced services, including high speed data services. However, on January 9, 2001, the U.S. Court of Appeals for the D.C. Circuit issued an order that could call into question the enforceability of the requirement in the FCC's GTE/Verizon merger order that Verizon provide advanced services through an entity other than a traditional telephone company. At present though, Verizon provides advanced services through an entity different from its traditional telephone companies.

   On December 23, 1999, the FCC ruled that many telecommunications services that provide high-speed dedicated access to the Internet are interstate services rather than intrastate services. An interstate service must be provided subject to FCC regulatory controls, whereas an intrastate service must be provided subject to regulatory controls of the telecommunications regulatory agency of the state where the service is provided. This ruling, which has been appealed to the U.S. Court of Appeals for the D.C. Circuit, could be potentially advantageous to us if upheld since it could reduce the number of telecommunications regulatory agencies that control the terms under which we provide CopperNet and since FCC regulatory controls in some respects are less burdensome than state regulatory controls. For example, the 1996 Telecom Act authorizes the FCC to forbear from regulating the terms under which carriers classified as non-dominant must provide interstate telecommunications service. The FCC has exercised its forbearance authority by exempting non-dominant carriers like us from filing a tariff setting forth the terms under which they provide any interstate access service. Since we believe CopperNet is interstate special access, we provide the service to existing customers pursuant to contract rather than tariff. We have no way of knowing whether the Circuit Court will affirm the FCC's decision.

   On May 8, 1997, the FCC released an order establishing a separate federal universal service support fund, which provides subsidies to carriers that provide service to underserved individuals and customers in high-cost or low-income areas, and to companies that provide telecommunications services for schools and libraries and to rural health care providers. Beginning in the fall of 2000, we were required to make payments to the universal service fund and were also required to contribute to certain state universal service funds. The universal service rules are administered jointly by the FCC, the fund administrator, and state regulatory authorities. In February 2001, NAS began assessing a charge on its customers' interstate telecommunications services to recover the company's Federal Universal Service Fund obligations.

   On November 2, 1999, the FCC held that a provision in the 1996 Telecom Act requiring that traditional telephone companies offer their retail services at a wholesale price to competitors like us does not apply when these telephone companies provide a discounted DSL service directed to ISPs. In that case, while competitors may purchase the traditional

                                                                         30
telephone companies' ISP-directed DSL offering on the same terms as the ISPs, the FCC ruled that competitors have no legal right to a wholesale discount off the price paid by ISPs. This ruling could adversely affect us if it gives ISPs an economic incentive to meet all of their DSL needs by subscribing to the traditional telephone companies' ISP-directed discounted DSL offerings rather than by subscribing to DSL services offered by competitors like us.

   On August 27, 1999, the FCC issued an order that establishes a procedure by which traditional telephone companies may apply for authority to set the retail prices they charge for certain high speed data transmission services, including services that may compete with the CopperNet service that we provide, without substantial regulatory oversight. In an order released March 14, 2001, the FCC granted pricing flexibility to Verizon's traditional telephone companies in some of the areas where we provide competing service, thereby giving the Verizon companies additional flexibility to price their retail high-speed data services in order to respond to competition.

   In December 1999, the FCC approved Verizon's application for authority to provide long distance telephone service to customers in New York. The agency based its decision to grant this application on its finding that Verizon's traditional telephone company in New York is providing services and facilities to competitors like us on terms that comply with the 1996 Telecom Act and the FCC's rules. The agency made this finding even though many Verizon competitors, including us, had urged the FCC to find that Verizon is not yet complying with these requirements. The FCC's finding that Verizon provides facilities and service to competitors in compliance with existing regulatory requirements could reduce Verizon's incentive to improve its provisioning of services and facilities to competitors in New York. The FCC also is scheduled to make a decision by April 2001 about whether to approve Verizon's more recently filed application for authority to provide long distance telephone service to customers in Massachusetts. Many Verizon competitors, including us, have urged the FCC to deny this application on grounds that Verizon's traditional telephone company in Massachusetts is not yet complying with its obligation to provide facilities and services to competitors on terms that comply with the 1996 Telecom Act and the FCC's rules.

   On December 9, 1999, the FCC issued an order requiring that traditional telephone companies make available to competitors the upper frequencies of a local telephone line that serves a given address so that the competitor may provide high speed data service to the customer over the same line that the traditional telephone company uses in providing regular local telephone service to that customer. On January 19, 2001, the FCC issued an order that clarified certain aspects of the December 9, 1999 order. Verizon started to make available this functionality to competitors in the last half of 2000. We do not presently use this functionality in providing high speed data services, although some of our competitors do.

   In the January 19, 2001 order referred to above, the FCC also invited comments on whether it should adopt regulations requiring traditional

                                                                         31
telephone companies to make available to competitors the specialized services and facilities that are necessary in order to provide high speed data services using DSL technologies to customers whose local telephone lines consist partially of fiber and partially of copper wire, rather than entirely of copper wire. At present, companies using DSL technology are unable to provide the fastest speed service to customers whose local phone lines contain some fiber optic wiring. Since an estimated 15 or 20 percent of all customer locations may be served by local telephone lines containing some fiber, the adoption of FCC rules in this area could significantly increase the number of customer locations to which high speed data service using DSL technologies can be provided. However, we have no way of predicting whether the FCC will adopt regulations in this area. We also have no way of predicting whether any such regulations that it adopts will require traditional telephone companies to make available the services and facilities that are necessary to provide DSL services over such lines in an efficient and cost effective manner. We also cannot predict the timing of any FCC regulations in this area.

   In August 2000, the FCC issued a report pursuant to Section 706 of the 1996 Telecom Act concluding that advanced telecommunications capability is being deployed in a reasonable and timely fashion overall. The FCC noted that although high-speed data services are available in many parts of the country, rural and low-income areas are particularly vulnerable to not receiving timely access to such services. The FCC concluded that the following recommendations, among others, will promote access to advanced services for those identified as being particularly vulnerable to not having affordable access to high-speed services by encouraging competition, promoting infrastructure investment and addressing the affordability of advanced services. The FCC will:

        - examine its rules to ensure that competitors can access remote terminals;

        - streamline the equipment approval process for wireless and customer premise equipment with advanced telecommunications capability;

        - continue its commitment to the e-rate and consider reviewing its program to determine whether it can do even more to promote high-speed connections in schools, libraries, and the surrounding communities;

        - consider making more spectrum available for broadband services, both licensed and unlicensed; and

        - initiate a proceeding on the issue of whether to establish a national policy to mandate access by multiple Internet service providers to a cable company's platform. This proceeding was initiated in September 2000.

   In October 2000, The FCC implemented measures to enhance the ability of competing telecommunications companies to provide services to customers in

                                                                         32
residential and commercial buildings or other multiple tenant environments
(MTEs). The FCC: (1) forbade telecommunications carriers in commercial settings from entering into exclusive contracts with building owners, including contracts that effectively restrict premises owners or their agents from permitting access to other telecommunications service providers; (2) established procedures to reduce competitive carriers' dependence on the traditional telephone companies to gain access to on-premises wiring, while at the same time recognizing the varied needs of carriers and building owners (these actions relate to the location of the demarcation point, which marks the end of traditional telephone company's control over wiring and the beginning of the customer's or MTE owner's control); and (3) determined that under Section 224 of the Communications Act, utilities, including traditional telephone companies, must afford other telecommunications carriers and cable service providers reasonable and nondiscriminatory access to conduits and rights-of-way located in customer buildings and campuses, to the extent such conduits and rights-of-way are owned or controlled by the utility.

   State Regulation.  While it is clear from the January 1999 Supreme
Court decision discussed above that the FCC has broad authority to implement provisions in the 1996 Telecom Act that are intended to open telecommunications markets to competition, state telecommunications regulators also have substantial authority in this area. For example, although the Supreme Court's decision validated the FCC's jurisdiction to prescribe the methodology traditional telephone companies must use in setting the price of copper telephone wires and other network elements, the FCC has exercised that jurisdiction by adopting a pricing standard and has given state regulators substantial authority to apply that standard in order to determine actual prices. Some states have set only temporary prices for some network elements that are critical to the provision of DSL services because they have not yet completed the regulatory proceedings necessary to determine permanent prices. Other states have begun proceedings to set new permanent prices based on more current data. The results of these various proceedings will determine the price we pay for, and whether it is economically attractive for us to use, these network elements and services.

   The 1996 Telecom Act also gives state telecommunications regulators broad authority to approve or reject interconnection agreements that competitive telecommunications companies enter with traditional telephone companies and broad authority to resolve disputes that arise under these interconnection agreements. Under the 1996 Telecom Act, if we request, traditional telephone companies have a statutory duty to negotiate in good faith with us for agreements for interconnection and access to unbundled network elements. A separate agreement is signed for each of the states in which we operate. During these negotiations either the traditional telephone company or we may submit disputes to the state regulatory commissions for mediation and, after the expiration of the statutory negotiation period provided in the 1996 Telecom Act, we may submit outstanding disputes to the states for arbitration. The 1996 Telecom Act

                                                                         33
also allows state regulators to supplement FCC regulations as long as the state regulations are not inconsistent with FCC requirements.

   In addition, all of the states in which we operate require some degree of state regulatory commission approval to provide certain intrastate telecommunications services. For example, we have obtained non-expiring state authorizations to provide intrastate services from the state regulatory agency in all of these states. In most states, intrastate tariffs are also required for various intrastate services, although non-dominant carriers like us are not typically subject to price or rate of return regulation for tariffed intrastate services. The statutes of some of the states where we provide CopperNet service require that we obtain approval from the public utility commission in those states to issue new securities.

   It is possible that a variety of other state regulatory policies could be adopted that address other matters that affect our business. We are unable to predict what policies may be adopted in the future, to what extent existing laws and regulations may be found applicable to our business, or the impact such new or existing laws or regulations may have on our business. In addition, laws or regulations could be adopted in the future that may decrease the growth and expansion of the Internet's use, thereby decreasing demand for our services.

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

Intellectual Property

   We regard our products, services and technology as proprietary and attempt to protect them with copyrights, trademarks, trade secret laws, restrictions on disclosure and other methods. There can be no assurance these methods will be sufficient to protect our technology and intellectual property. We also generally enter into confidentiality agreements with our employees and consultants, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, or to develop similar technology independently. We own federal trademarks for the marks CuNet, CU COPPERNET and COPPERNET for use with

                                                                         34
"communications services, namely, high-speed electronic data transmission services." We expect to seek registration of our copyrights in software and other intellectual property to the extent possible. There is no assurance that we will obtain any significant copyright protection for our systems that would protect our intellectual property from competition. Currently, we have not filed any patent applications. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries, and the global nature of the Internet makes it virtually impossible to control the ultimate destination of our proprietary information. There can be no assurance that the steps we have taken will prevent misappropriation or infringement of our technology. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition. In addition, some of our information, including our competitive carrier status in individual states and our interconnection agreements, is a matter of public record and can be readily obtained by our competitors and potential competitors, possibly to our detriment.

Employees

   As of December 31, 2000, we employed 456 individuals in engineering, sales, marketing, customer support and related activities and general and administrative functions. None of these employees is represented by a labor union, and we consider our relations with our employees to be satisfactory. We are not a party to any collective bargaining agreement. Our ability to achieve our financial and operational objectives depends in large part upon the continued service of our senior management and key technical, sales, marketing and managerial personnel, and our continuing ability to attract and retain highly qualified technical, sales, marketing and managerial personnel. Competition for qualified personnel is intense, particularly in sales, network engineering and product management, and we may be unable to identify, attract and retain such personnel in the future. In November 2000, we eliminated approximately 145 positions as part of our actions to reduce selling, general and administrative expenses.

Item 2.  Properties.

   Our headquarters are in Herndon, Virginia, in facilities consisting of approximately 113,093 square feet under a lease that was executed on October 27, 1999. On December 22, 2000, the Company entered into an agreement with SBC under which SBC agreed to assume or sublease 46,022 square feet, constituting the fourth and fifth floors of the facility, for the remaining term of our lease with the landlord.

   In addition, the Company leases two facilities in Sterling, Virginia, in one of which SBC has agreed to assume or sublease the majority of the leased space as part of our agreement with them. We intend to sublease the other facility in 2001. We also currently have branch offices in

                                                                         35
Wilmington, Delaware; Columbia, Maryland; Woburn, Massachusetts; East Brunswick and Morristown, New Jersey; New York and Uniondale, New York; Malvern and Pittsburgh, Pennsylvania; and in Richmond and Virginia Beach, Virginia. We are currently evaluating our branch office space needs. We expect to close some of these offices in 2001, consolidate space where feasible, and enable certain employees to telecommute.

   We also lease collocation space in central offices from Verizon where we operate or plan to operate under the terms of our interconnection agreements with Verizon and regulations imposed by state telecommunications regulators and the FCC. While the terms of these leases are perpetual, the productive use of our collocation facilities is subject to the terms of our interconnection agreements. See "Item 1 - Business - Relationship with Verizon."

Item 3.  Legal Proceedings.

   We are currently involved in a number of legal proceedings, some of which, as described below, could have a material adverse effect on our business, financial position, results of operations or cash flows. Additionally, our present and possible future legal proceedings and claims, whether with or without merit, could be expensive to defend, divert management's attention, and consume our time and resources. There can be no assurance concerning the outcome of current or future legal proceedings or claims.

   We are a defendant, along with two directors and a principal stockholder, and a counter-claimant, in a case filed in the United States District Court for the Eastern District of Virginia in November 2000 by former officer Christopher J. Melnick. Plaintiff alleges several causes of action including breach of contract and securities fraud, and seeks both monetary damages in an amount to be proven at trial and a declaratory judgment. We have filed an answer substantially denying Plaintiff's allegations and have also filed a counterclaim against Mr. Melnick. Mr. Melnick's motion for a temporary restraining order was denied. The case is now in discovery.

   InterConnX Inc. initiated an action against us in the United States District Court for the Eastern District of Virginia in November 2000. Plaintiff alleges claims for breach of contract and seeks monetary damages in the amount of approximately $955,000. We have filed an answer substantially denying Plaintiff's allegations. The case is now in discovery.

   Vitria Technology, Inc. initiated an action against the Company in the Fairfax County Circuit Court, Virginia in November 2000. Plaintiff alleges several causes of action and seeks monetary damages in the amount of approximately $540,000. We have filed an answer substantially denying Plaintiff's allegations. The case is now in discovery.

   Additionally, we are subject to state telecommunications regulators, FCC and court decisions as they relate to the interpretation and

                                                                         36
implementation of the 1996 Telecom Act, the Federal Communications Act of 1934, as amended, various state telecommunications statutes and regulations, the interpretation of competitive telecommunications company interconnection agreements in general and our interconnection agreements in particular. In some cases, we may be deemed to be bound by the results of ongoing proceedings of these bodies or the legal outcomes of other contested interconnection agreements that are similar to our agreements. The results of any of these proceedings could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders.

   None.

                                                                         37
                                 PART  II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.

   Stock Data. Our common stock trades on The Nasdaq Stock Market (sm) under the symbol "NASC." As of March 15, 2001, there were 102 record holders and approximately 6,672 beneficial holders of our common stock. The following table sets forth, for the periods indicated, the high and low closing prices for our common stock:

                            2000                 1999
                     ------------------   ------------------
          Quarter      High       Low       High       Low
          -------    --------  --------   --------  --------
          First       $35.13    $22.00        -         -
          Second      $22.94     $9.56     $13.94     $8.63
          Third       $11.44     $4.13     $18.00    $10.00
          Fourth       $4.06     $0.47     $36.50    $12.25

   On March 15, 2001, the last reported sales price of our common stock on The Nasdaq Stock Market was $0.78.

   We have never paid cash dividends. It is our present policy to retain earnings to finance the growth and development of our business, and therefore we do not anticipate paying cash dividends on our common stock in the foreseeable future.

   Our common stock is listed on The Nasdaq Stock Market and is therefore subject to its rules and regulations. During late 2000 and early 2001, we and Nasdaq had several discussions concerning the listing standard that was applicable to our common stock and whether or not we met such standard with respect to applicable net tangible asset and stock price tests. On February 1, 2001, Nasdaq informed us that, upon review of our Form 8-K filed January 31, 2001, we were in compliance with all of the requirements of Nasdaq Maintenance Standard 1, and closed the matter. We may be found by Nasdaq to be out of compliance with this standard in the future if we report, as part of an SEC filing, net tangible assets of below $4 million or if the closing bid price of our common stock, as reported by Nasdaq, is below $1.00 for 30 consecutive trading days. If we are unable to cure any such possible non-compliance within the applicable time periods, our common stock could be delisted from The Nasdaq Stock Market. In such event, our common stock would be available for immediate quotation on the over-the-counter bulletin board, or OTCBB, for those market makers quoting our common stock during the 30-day period preceding its delisting from Nasdaq.

   Additional Investor Relations Information. All of our current press releases and other investor relations information, including all of our current required filings with the Securities and Exchange Commission, may be found at http://www.nas-corp.com on the Internet's world wide web. For

                                                                         38
those without Internet access, the same information may be obtained without charge by request to us addressed to: Investor Relations, Network Access Solutions Corporation, Three Dulles Tech Center, 13650 Dulles Technology Drive, Herndon, VA 20171.

   Transfer Agent. Our transfer agent is American Stock Transfer & Trust Company, 40 Wall Street, New York, NY 10005, telephone (877) 777-0800.

   Annual Meeting. Our next Annual Meeting of Stockholders is scheduled to be held at 9:00 a.m. on Tuesday, June 5, 2001, at Three Dulles Tech Center, 13650 Dulles Technology Drive, in Herndon, Virginia.

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

                                                                         39
Item 6.  Selected Financial and Other Data.

   We present below summary financial and other data for our company. The summary historical statement of operations and other data for each of the three years in the period ended December 31, 2000 have been derived from our audited financial statements that are included elsewhere in this Form 10-K. The statement of operations and other data for the years ended December 31, 1997 and 1996 have been derived from audited financial statements that were included in our prior public filings. The summary balance sheet data as of December 31, 2000 and 1999 has been derived from our audited financial statements that are included elsewhere in this Form 10-K. The balance sheet data as of December 31, 1998, 1997 and 1996 has been derived from audited financial statements that were included in our prior public filings.

                                                                             Year ended December 31,
                                                          ------------------------------------------------------------
                                                             2000        1999         1998        1997         1996
                                                          ----------  ----------   ----------  ----------   ----------
Statement of Operations Data:                                         (in thousands, except per share data)
Revenue:
   Product sales and consulting services. . . . . . . .   $   19,914  $   15,618   $   11,328  $    8,941   $   14,482
   Network services . . . . . . . . . . . . . . . . . .       10,703       1,821          311           4          -
                                                          ----------  ----------   ----------  ----------   ----------

      Total revenue . . . . . . . . . . . . . . . . . .       30,617      17,439       11,639       8,945       14,482
                                                          ----------  ----------   ----------  ----------   ----------

Operating expenses:
   Product sales and consulting services costs
      (exclusive of depreciation and amortization
      presented below). . . . . . . . . . . . . . . . .       18,252      13,027        9,400       7,411       12,066
   Network services costs (exclusive of depre-
      ciation and amortization presented below) . . . .       22,641       4,813           41           2          -
   Selling, general and administrative. . . . . . . . .       78,128      27,670        4,017       1,437        2,255
   Amortization of deferred compensation on
      stock options . . . . . . . . . . . . . . . . . .        7,509       8,165          219         -            -
   Depreciation and amortization. . . . . . . . . . . .       24,676       5,195          130          12            7
                                                          ----------  ----------   ----------  ----------   ----------

      Total operating expenses. . . . . . . . . . . . .      151,206      58,870       13,807       8,862       14,328
                                                          ----------  ----------   ----------  ----------   ----------

Income (loss) from operations . . . . . . . . . . . . .     (120,589)    (41,431)      (2,168)         83          154
Interest income (expense), net. . . . . . . . . . . . .        2,713       1,072           64          (5)          (1)
Follow-on offering costs. . . . . . . . . . . . . . . .         (574)        -            -           -            -
                                                          ----------  ----------   ----------  ----------   ----------

Income (loss) before income taxes . . . . . . . . . . .     (118,450)    (40,359)      (2,104)         78          153
Provision (benefit) for income taxes. . . . . . . . . .           50         (71)         (28)         36           63
                                                          ----------  ----------   ----------  ----------   ----------

Net income (loss) . . . . . . . . . . . . . . . . . . .     (118,500)    (40,288)      (2,076)         42           90
Preferred stock dividends . . . . . . . . . . . . . . .        8,472         339          322         -            -
Preferred stock accretion . . . . . . . . . . . . . . .          146         258          245         -            -
Preferred stock conversion inducement charge. . . . . .       22,141         -            -           -            -
                                                          ----------  ----------   ----------  ----------   ----------

Net income (loss) applicable to common stockholders . .   $ (149,259) $  (40,885)  $   (2,643) $       42   $       90
                                                          ==========  ==========   ==========  ==========   ==========

Net income (loss) per common share applicable to
    common stockholders (basic and diluted) . . . . . .   $    (3.18) $    (0.99)  $    (0.10) $     0.00   $     0.00
                                                          ==========  ==========   ==========  ==========   ==========

Weighted average common shares outstanding
    (basic and diluted) . . . . . . . . . . . . . . . .       46,986      41,259       27,302      21,915       21,915
                                                          ==========  ==========   ==========  ==========   ==========

                                                                         40

                                                                             Year ended December 31,
                                                          ------------------------------------------------------------
                                                             2000        1999         1998        1997         1996
                                                          ----------  ----------   ----------  ----------   ----------
                                                                                 (in thousands)
Other Data:
Adjusted EBITDA (1) . . . . . . . . . . . . . . . . . .   $  (88,404) $  (28,071)  $   (1,819) $       95   $      161
Capital expenditures (2). . . . . . . . . . . . . . . .       60,035      55,262        5,021         122           30
Net cash provided by (used in) operating activities . .      (77,591)    (20,184)      (2,810)        805          (27)
Net cash used in investing activities . . . . . . . . .      (66,813)    (61,435)      (1,341)       (122)         (30)
Net cash provided by financing activities . . . . . . .      140,899      94,341        8,956           9           55
__________

(1)   Adjusted EBITDA consists of net income (loss) excluding net interest, taxes, depreciation and amortization (including amortization of deferred compensation).  Adjusted EBITDA is provided because it is a measure of financial performance commonly used in the telecommunications industry. We have presented adjusted EBITDA to enhance your understanding of our operating results. You should not construe it as an alternative to operating income, as an indicator of our operating performance or as an alternative to cash flows from operating activities as a measure of liquidity determined in accordance with generally accepted accounting principles. We may calculate adjusted EBITDA differently than other companies. For further information, see our financial statements and related notes elsewhere in this Form 10-K.

(2)   Net of a transfer of assets to SBC of $23.7 million in 2000.




                                                                               As of December 31,
                                                          ------------------------------------------------------------
                                                             2000        1999         1998        1997         1996
                                                          ----------  ----------   ----------  ----------   ----------
                                                                                 (in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments . . .   $   67,815  $   42,816   $    5,518  $      713   $       22
Property and equipment, net . . . . . . . . . . . . . .       90,456      55,098        5,031         140           31
Total assets. . . . . . . . . . . . . . . . . . . . . .      170,171     104,620       12,928       1,865        5,352
Total debt (including capital lease obligations). . . .       44,273      23,814        2,513          93           84
Mandatorily redeemable preferred stock. . . . . . . . .       79,238         -          5,641         -            -
Total stockholders' equity. . . . . . . . . . . . . . .        6,561      68,009          932         250          208


                                                                         41
Quarterly Results of Operations

   The following table presents our quarterly results of operations data and the components of net loss for 2000 and 1999. In the opinion of management, this information has been prepared substantially on the same basis as the financial statements appearing elsewhere in this Form 10-K, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with our financial statements and related notes thereto appearing elsewhere in this Form 10-K. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

                                                                   2000                                    1999
                                                   -------------------------------------   -------------------------------------
                                                   Dec 31    Sep 30    Jun 30    Mar 31    Dec 31    Sep 30    Jun 30    Mar 31
                                                   -------   -------   -------   -------   -------   -------   -------   -------
                                                                             (in thousands; unaudited)
Revenue:
   Product sales and consulting services. . . . . $  4,244  $  6,219  $  4,709  $  4,742  $  3,744  $  3,639  $  3,578   $ 4,657
   Network services . . . . . . . . . . . . . . .    3,457     2,880     2,682     1,684     1,007       529       166       119
                                                   -------   -------   -------   -------   -------   -------   -------   -------

      Total revenue . . . . . . . . . . . . . . .    7,701     9,099     7,391     6,426     4,751     4,168     3,744     4,776
                                                   -------   -------   -------   -------   -------   -------   -------   -------

Operating expenses:
   Product sales and consulting services costs
      (exclusive of depreciation and amortization
      presented below). . . . . . . . . . . . . .    4,684     5,581     3,931     4,056     3,144     3,085     2,964     3,834
   Network services costs (exclusive of depre-
      ciation and amortization presented below) .    6,108     6,502     6,050     3,981     2,671     1,359       612       171
   Selling, general and administrative. . . . . .   18,415    23,992    20,791    14,930    10,943     8,809     5,385     2,533
   Amortization of deferred compensation on
      stock options . . . . . . . . . . . . . . .    2,073     1,992     1,745     1,699     1,466     1,431     4,728       540
   Depreciation and amortization. . . . . . . . .    7,060     8,210     5,538     3,868     2,698     1,612       698       187
                                                   -------   -------   -------   -------   -------   -------   -------   -------

      Total operating expenses. . . . . . . . . .   38,340    46,277    38,055    28,534    20,922    16,296    14,387     7,265
                                                   -------   -------   -------   -------   -------   -------   -------   -------

Loss from operations. . . . . . . . . . . . . . .  (30,639)  (37,178)  (30,664)  (22,108)  (16,171)  (12,128)  (10,643)   (2,489)
Interest income (expense), net. . . . . . . . . .      227       714     1,398       374       320       559       202        (9)
Follow-on offering costs. . . . . . . . . . . . .      -         -         -        (574)      -         -         -         -
                                                   -------   -------   -------   -------   -------   -------   -------   -------

Loss before income taxes. . . . . . . . . . . . .  (30,412)  (36,464)  (29,266)  (22,308)  (15,851)  (11,569)  (10,441)   (2,498)
Provision (benefit) for income taxes. . . . . . .      -          50       -         -         -           1       (71)      -
                                                   -------   -------   -------   -------   -------   -------   -------   -------

Net loss. . . . . . . . . . . . . . . . . . . . . $(30,412) $(36,514) $(29,266) $(22,308) $(15,851) $(11,570) $(10,370)  $(2,498)
Preferred stock dividends . . . . . . . . . . . .    2,415     2,721     2,645       691       -         -         142       197
Preferred stock accretion . . . . . . . . . . . .       87        26        26         7       -         -         108       150
Preferred stock conversion inducement charge. . .   22,141       -         -         -         -         -         -         -
                                                   -------   -------   -------   -------   -------   -------   -------   -------

Net loss applicable to common stockholders. . . . $(55,055) $(39,261) $(31,937) $(23,006) $(15,851) $(11,570) $(10,620)  $(2,845)
                                                   =======   =======   =======   =======   =======   =======   =======   =======


                                                                         42
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

   In 1996, we began to pursue deployment of a series of city-wide networks that enable DSL services. In February 1997, we began developing technical standards for delivery of DSL-based services within our target markets through a joint effort with Verizon. In April 1997, we entered into our first interconnection agreement with Verizon, which allowed us to use their copper telephone lines and to collocate our equipment in telephone company offices known as "central offices." Central offices serve as the central connection point for all copper telephone lines in a local area and form the basis for our network and a telephone company's network. We began CopperNet service trials in November 1997 and began commercially offering our CopperNet service in Philadelphia and Washington, D.C. in January 1999.

   We currently offer networking solutions using our own infrastructure in the following nine northeast and mid-Atlantic cities and their surrounding markets: Baltimore, Boston, New York, Norfolk, Philadelphia, Pittsburgh, Richmond, Washington D.C. and Wilmington. Customer locations outside of these major metropolitan areas are served through partnerships with Intermedia, WorldCom, and AT&T.

   As of December 31, 2000, we had installed DSL equipment in more than 500 central offices within our northeast and mid-Atlantic markets. We had also installed T-1 equipment in subset of 139 offices and other switching centers, which essentially completes our current plans for the roll-out of our network in these markets. Additional markets will be opened on a case-by-case basis as market conditions provide. We estimate that the central offices where we currently have installed our equipment serve substantially all of the business users in these areas. As of December 31, 2000, we had installed 11,084 lines in our northeast and mid-Atlantic regions.

   We have invested substantial amounts in the development and deployment

                                                                         43
of the network we use to deliver our CopperNet service. We have funded the deployment of our CopperNet services through proceeds received from a preferred and common stock financing in August 1998, issuance of promissory notes that were converted into common stock during the three months ended June 30, 1999, capital lease financing, our initial public offering and the proceeds received from the sale of $150 million of our Series B preferred stock to SBC and Telmex, as described in more detail in Note 11 of Notes to Financial Statements. From February 1997 through the third quarter 2000, we increased our operating expenses and capital expenditures in an effort to continue to rapidly expand our equipment and human resource-related infrastructure and DSL-based network services. In the fourth quarter of 2000, we adopted new elements to our strategy. See "Item 1 - Our Strategy."

   On December 22, 2000, we amended various separate agreements with SBC and with Telmex, and entered into separate new agreements with SBC. See "Item 1 - The Company."

   These new and amended agreements with SBC resulted in a reduction of our property and equipment related to the transfer of our lease interest in certain central offices of $23.7 million and a conversion of preferred stock of $79.2 million, including accrued dividends of $4.2 million, into 2,554,375 shares of our common stock. Related to this transfer we recorded an account receivable of $1.6 million for our lease interests in certain central offices that SBC agreed to purchase from us. As a result of the above transactions, we recorded a preferred stock inducement charge of $22.1 million during 2000.

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

   Product sales and consulting services. As part of our overall data communications solutions, we sell data communications products, including the network and security components that our customers require in order to build, maintain and secure their networks. We sell, install and configure

                                                                         44
selected equipment from our manufacturing partners. Our engineers provide product solutions to improve our customers' operations and network efficiencies. Our engineers refer to a standard network design that they seek to customize to fit the needs of each customer. We also bill our customers for network design and integration, on-site network management, staging, installation, maintenance and warranty services, network security and professional services based on time and materials for contracted services. In addition, we derive revenue from the maintenance and installation of equipment. Some of these services may be provided through third-party providers under contract to us.

Operating Expenses

     Operating expenses consists of:

   Network services costs. Our network services costs generally consist of non-employee-based charges such as:

        - CopperNet service fees. We pay a monthly service fee for each copper line and for each collocation arrangement, as well as usage fees for the support services we obtain from the traditional telephone companies we work with in order to serve our CopperNet customers. Sometimes, we must pay these companies to perform special work, such as preparing a telephone line to use DSL technology, when such work is required in order to serve a particular client.

        - Other access costs and levied line expense. We pay installation charges and monthly fees to competitive telecommunications companies or traditional telephone companies for other types of access, other than through our CopperNet network, which we provide to customers as part of our network services.

        - Backbone connectivity charges. We incur charges for our fiber optic network, or backbone, within a metropolitan area, typically from a competitive telecommunications company or a traditional telephone company, and for the backbone interconnecting our networks in different metropolitan areas from a long distance carrier. We pay these carriers a one-time installation and activation fee and a monthly service fee for these leased network connections.

        - Network operations expenses. We incur various recurring costs at our network operations center. These costs include data connections, engineering supplies and certain utility costs.

                                                                         45
        - Equipment operating lease expenses. In the future, we may decide to enter into operating leases for some or all of the equipment we use in our network, including the DSL equipment we use in the traditional telephone company's central office locations and equipment installed on the customer's premises. Currently, we generally use capital leases to finance the acquisition of substantially all of this equipment, which we depreciate over a range of two to five years.

   Product sales and consulting services costs. We purchase equipment from various vendors whose technology and hardware solutions we recommend to our customers. We do not manufacture any of this equipment. Consulting services cost of revenue consists of charges for hardware maintenance, installation and certain contract services that we purchase from third parties.

    Selling, general and administrative expenses

   Our selling, general and administrative expenses include all employee-based charges, including field technicians, engineering support, customer service and technical support, information systems, billing and collections, general management and overhead and administrative functions.

        - Sales and marketing expenses. We distribute our products and services through direct and indirect sales efforts, agents and telemarketing. Our direct sales force focuses on selling CopperNet connectivity to small- and medium-sized businesses and consulting services and network services to medium- and large-sized businesses. We indirectly sell our full complement of products and services, including our network services, consulting services and products, through certain established network service providers that meet our credit standards, including ISPs, long distance and local carriers and other networking services companies. Our sales and marketing expenses have increased, and will continue to increase, as we expand our customer base.

        - General and administrative expenses. As we expand our customer base, the number of employees in certain functions, such as customer service and network operations, may grow. We pay licensing fees for standard systems to support our business processes, such as billing systems.

    Amortization of deferred compensation on stock options

   We had outstanding stock options to purchase a total of 10,454,328 and 10,984,459 shares of common stock as of December 31, 2000 and 1999, respectively, at weighted average exercise prices of $3.60 and $1.71 per share, respectively. At December 31, 2000, 6,452,678 of these options were exercisable for restricted shares of our common stock that generally vest over a three- to four-year period. In certain instances, we determined the fair market value of the underlying common stock on the date of grant was

                                                                         46
in excess of the exercise price of the options. As a result, we recorded deferred compensation of $7.0 million and $23.1 million as of December 31, 2000 and 1999, respectively. We recorded this amount as a reduction to stockholders' equity that is amortized as a charge to operations over the vesting periods. Related to these options we recognized $7.5 million and $8.2 million of stock compensation expense for the years ended December 31, 2000 and 1999, respectively.

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

    Depreciation and amortization

   Depreciation expense arising from our network and equipment purchases for our customers' premises will increase as our business expands. Build-out costs, including one-time installation and activation fees, collocation fees and other DSL-based equipment costs are capitalized and amortized over a range of two to five years.

Interest Income (Expense), Net

   Interest income (expense), net, primarily consists of interest income from our cash and cash equivalents less interest expense associated with our debt and capital leases. As our capital expenditures increase, we anticipate that our interest expense associated with our capital leases will increase.

                                                                         47
Results of Operations

   The following tables present our results of operations data and the components of net income (loss) as a percentage of our revenue.

                                                                Year ended December 31,
                                                          -----------------------------------
                                                             2000        1999         1998
                                                          ----------  ----------   ----------
                                                                (percentage of revenue
Revenue:
   Product sales and consulting services. . . . . . . .      65.0%       89.6%        97.4%
   Network services . . . . . . . . . . . . . . . . . .      35.0        10.4          2.6
                                                          ----------  ----------   ----------

      Total revenue . . . . . . . . . . . . . . . . . .     100.0%      100.0%       100.0%
                                                          ----------  ----------   ----------

Operating expenses:
   Product sales and consulting services costs
      (exclusive of depreciation and amortization
      presented below). . . . . . . . . . . . . . . . .      59.6        74.7         80.7
   Network services costs (exclusive of depre-
      ciation and amortization presented below) . . . .      73.9        27.6          0.4
   Selling, general and administrative. . . . . . . . .     255.3       158.7         34.5
   Amortization of deferred compensation on
      stock options . . . . . . . . . . . . . . . . . .      24.5        46.8          1.9
   Depreciation and amortization. . . . . . . . . . . .      80.5        29.8          1.1
                                                          ----------  ----------   ----------

      Total operating expenses. . . . . . . . . . . . .     493.8       337.6        118.6
                                                          ----------  ----------   ----------

Loss from operations. . . . . . . . . . . . . . . . . .    (393.8)     (237.6)       (18.6)
Interest income, net. . . . . . . . . . . . . . . . . .       8.8         6.2          0.6
Follow-on offering costs. . . . . . . . . . . . . . . .      (1.8)        -            -
                                                          ----------  ----------   ----------

Loss before income taxes. . . . . . . . . . . . . . . .    (386.8)     (231.4)       (18.0)
Provision (benefit) for income taxes. . . . . . . . . .       0.1        (0.4)        (0.2)
                                                          ----------  ----------   ----------

Net loss. . . . . . . . . . . . . . . . . . . . . . . .      (386.9)     (231.0)       (17.8)

Preferred stock dividends . . . . . . . . . . . . . . .      27.7         1.9          2.8
Preferred stock accretion . . . . . . . . . . . . . . .       0.6         1.5          2.1
Preferred stock conversion inducement charge. . . . . .      72.3         0.0          0.0
                                                          ----------  ----------   ----------

Net loss applicable to common stockholders. . . . . . .    (487.5)%    (234.4)%      (22.7)%
                                                          ==========  ==========   ==========


                                                                         48
Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

   Revenue. We recognized $30.6 million in revenue for the year ended December 31, 2000, as compared to $17.4 million for the year ended December 31, 1999, an increase of $13.2 million. This increase was attributable to an $8.9 million increase in network services and a $4.3 million increase in product sales and consulting services. Network services increased from $1.8 million for the year ended December 31, 1999 to $10.7 million for the year ended December 31, 2000. This was the result of increased sales of services related to our DSL-enabled network, which was introduced in early 1999. Product sales and consulting services revenue increased from $15.6 million for the year ended December 31, 1999 to $19.9 million for the year ended December 31, 2000. This increase was mainly due to significant sales to two customers that comprised $5.2 million during the year ended December 31, 2000.

   Product sales and consulting services costs. Product sales and consulting services costs were $18.3 million for the year ended December 31, 2000, as compared to $13.0 million for the year ended December 31, 1999, an increase of $5.2 million. This was due to an increase in product sales and consulting services revenue of $4.3 million over the same period.

   Network services costs. Network services costs were $22.6 million for the year ended December 31, 2000, as compared to $4.8 million for the year ended December 31, 1999, an increase of $17.8 million. This increase was principally attributable to an increase in expenses incurred to continue to expand, develop and operate our CopperNet and other networking services.

   Selling, general and administrative expenses. Selling, general and administrative expenses were $78.1 million for the year ended December 31, 2000, as compared to $27.7 million for the year ended December 31, 1999, an increase of $50.5 million. This increase was primarily due to increased staffing and other expenses incurred to develop, operate and sell our CopperNet network and other networking solutions.

   Amortization of deferred compensation on stock options. Amortization of deferred compensation was $7.5 million for the year ended December 31, 2000, as compared to $8.2 million for the year ended December 31, 1999, a decrease of $656,000. This decrease is attributable to the decrease in the unamortized deferred compensation from $18.4 million to $17.9 million as of December 31, 1999 and 2000, respectively, which is principally due to the cancellation of stock options granted to key employees at less than fair market value, and the related amortization of this balance over the remaining vesting period for these options.

   Depreciation and amortization expense. Depreciation and amortization expense was $24.7 million for the year ended December 31, 2000, as compared to $5.2 million for the year ended December 31, 1999, an increase of $19.5 million. This increase was primarily due to investments in our CopperNet network, computer equipment and software, office furnishings and leasehold

                                                                         49
improvements, which increased from $60.4 million at December 31, 1999, to $120.5 million at December 31, 2000.

   Loss from operations. Our loss from operations was $120.6 million for the year ended December 31, 2000, as compared to $41.4 million for the year ended December 31, 1999, an increase of $79.2 million. The increased loss for the year ended December 31, 2000 was primarily due to increased staffing and other operating expenses we incurred in connection with the development, expansion, operation and support of our CopperNet network.

   Interest income (expense), net. For the year ended December 31, 2000, we recorded net interest income of $2.7 million, consisting of interest income of $6.5 million and interest expense of $(3.8) million. For the year ended December 31, 1999 we recorded net interest income of $1.1 million, consisting of interest income of $2.1 million and interest expense of $(1.0) million. The increase in interest income was primarily attributable to interest earned from the net proceeds of $149.8 million received from our preferred stock offering in March 2000. The increase in interest expense is primarily due to interest on capital lease obligations, which have increased from $20.9 million at December 31, 1999 to $41.8 million at December 31, 2000.

   Follow-on offering costs. During the year ended December 31, 2000, we expensed $574,000 related to our follow-on offering of common stock that we commenced earlier in the year but subsequently withdrew due to unfavorable market conditions. There were no similar costs during the comparable period in 1999.

   Provision (benefit) for income taxes. We had a provision for income taxes of $50,000 for the year ended December 31, 2000, as compared to a benefit of ($71,000) for the year ended December 31, 1999.

   Preferred stock dividends. During the year ended December 31, 2000, the amount of preferred stock dividends was $8.5 million, as compared to $339,000 for the year ended December 31, 1999 an increase of $8.1 million. This increase is attributable to the issuance of our Series B preferred stock of $150 million during March 2000. The Company accrued dividends at 7% per annum on the Series B preferred stock and 8% per annum on the Series A preferred stock, on the outstanding principal amount.

   Preferred stock accretion. During the year ended December 31, 2000, the amount of preferred stock accretion to redemption price recognized was $146,000, as compared to $258,000 for the year ended December 31, 1999, a decrease of $112,000.

   Preferred stock conversion inducement charge. During the year ended December 31, 2000 the amount of preferred stock conversion inducement charge recognized was $22.1 million. There were no similar costs during the comparable period in 1999. This conversion charge was part of an

                                                                         50
agreement with SBC in which $75,000,000 of Series B preferred stock was converted into 2,554,375 shares of common stock at $31.00 per share on December 22, 2000.

   Net loss applicable to common shareholders. For the foregoing reasons, our net loss applicable to common shareholders was $149.3 million for the year ended December 31, 2000, as compared to $40.9 million for the year ended December 31, 1999, an increase of $108.4 million.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

   Revenue. We recognized $17.4 million in revenue for the year ended December 31, 1999, as compared to $11.6 million for the year ended December 31, 1998, an increase of $5.8 million. This increase was attributable to a $4.3 million increase in product sales and consulting services and a $1.5 million increase in network services. Product sales and consulting services revenue increased from $11.3 million for the year ended December 31, 1998 to $15.6 million for the year ended December 31, 1999. This increase was mainly due to product sales from one of our largest customers, AT&T. Additionally, AT&T accounted for 30.7% and 50.4% of total revenue for the years ended December 31, 1999 and 1998, respectively. Network services increased from $311,000 for the year ended December 31, 1998 to $1.8 million for the year ended December 31, 1999. This was the result of increased sales of services related to our DSL-enabled network, which was introduced in early 1999.

   Product sales and consulting services costs. Product sales and consulting services costs were $13.0 million for the year ended December 31, 1999, as compared to $9.4 million for the year ended December 31, 1998, an increase of $3.6 million. This was due to an increase in product sales and consulting services revenue of $4.3 million over the same period.

   Network services cost. Network services costs was $4.8 million for the year ended December 31, 1999, as compared to $41,000 for the year ended December 31, 1998, an increase of $4.7 million. The increase was principally attributable to an increase in expenses incurred to continue to expand, develop and operate our CopperNet and other networking services.

   Selling, general and administrative expenses. Selling, general and administrative expenses were $27.7 million for the year ended December 31, 1999, as compared to $4.0 million for the year ended December 31, 1998, an increase of $23.7 million. This increase was primarily due to increased staffing and other expenses incurred to develop, expand, operate and support our CopperNet network and other networking solutions.

   Amortization of deferred compensation on stock options. Amortization of deferred compensation was $8.2 million for the year ended December 31, 1999, as compared to $219,000 for the year ended December 31, 1998, an increase of $8.0 million. This increase is attributable to the increase in the unamortized deferred compensation from $3.5 million to $18.4 million as

                                                                         51
of December 31, 1998 and 1999, respectively, which is principally due to the granting of stock options to key employees in certain cases at less than fair market value, and the related amortization of this balance over the remaining vesting period for these options.

   Depreciation and amortization expense. Depreciation and amortization expense was $5.2 million for the year ended December 31, 1999, as compared to $130,000 for the year ended December 31, 1998, an increase of $5.1 million. This increase was primarily due to investments in our CopperNet network, computer equipment and software, office furnishings and leasehold improvements, which increased from $5.2 million at December 31, 1998, to $60.4 million at December 31, 1999.

   Loss from operations. Our loss from operations was $41.4 million for the year ended December 31, 1999, as compared to $2.2 million for the year ended December 31, 1998, an increase of $39.2 million. The increased loss for the year ended December 31, 1999 was primarily due to increased staffing, amortization of deferred compensation and other operating expenses we incurred in connection with the development, expansion, operation and support of our CopperNet network.

   Interest income (expense), net. For the year ended December 31, 1999, we recorded net interest income of $1.1 million, consisting of interest income of $2.1 million and interest expense of $(1.0) million. For the year ended December 31, 1998 we recorded net interest income of $64,000, consisting of interest income of $145,000 and interest expense of $(81,000). The increase in interest income was primarily attributable to interest earned from the net proceeds of $81.8 million from our initial public offering in June 1999. The increase in interest expense is primarily due to interest on notes payable and capital lease obligations, which have increased from $1.5 million at December 31, 1998 to $20.9 million at December 31, 1999.

   Benefit for income taxes. We had a benefit for income taxes of $71,000 for the year ended December 31, 1999, as compared to $28,000 for the year ended December 31, 1998.

   Preferred stock dividends. During the year ended December 31, 1999, the amount of preferred stock dividends was $339,000, as compared to $322,000 for the year ended December 31, 1998 an increase of $17,000. The company accrued dividends at 8% per annum on the Series A preferred stock outstanding principal amount.

   Preferred stock accretion. During the year ended December 31, 1999, the amount of preferred stock accretion to redemption price recognized was $258,000, as compared to $245,000 for the year ended December 31, 1998 an increase of $13,000.

   Net loss applicable to common shareholders. For the foregoing reasons, our net loss applicable to common shareholders was $40.9 million for the

                                                                         52
year ended December 31, 1999, as compared to $2.6 million for the year ended December 31, 1998, an increase of $38.3 million.

Liquidity and Capital Resources

   During 2000 and 1999, we incurred operating losses of $120,589,115 and $41,431,064, respectively, and negative cash flows from operations of $77,590,832 and $20,183,676, respectively. We had an accumulated deficit of $160,635,363 at December 31, 2000 and expect to incur operating losses for the foreseeable future. Management has taken actions to significantly reduce both operating, selling, general and administrative expenses and capital expenditures. These actions include restructuring operations to more closely align operating costs with revenues, reducing selling, general and administrative expenses and capital expenditures through workforce reductions, and reviewing and revising network expenditures. Currently, we have sufficient cash, cash equivalents and short-term investments to fund operations until early 2002. Management expects to continue to reduce operating costs and selling, general and administrative expenses and capital expenditures. Management is exploring debt, equity and other strategic options to provide additional funding for operations in future periods. Such debt, equity and other strategic options may involve significant potential dilution to common stockholders. There can be no assurance that such additional funding will be available on terms attractive to us, or at all.

   Initial Public Offering. The net proceeds from our initial public offering, completed in June 1999, were approximately $81.8 million.

   Borrowings and Sale of Preferred Stock. In February 2000, we borrowed $15 million from each of SBC and Telmex until we received regulatory approvals for the issuance of 1,500,000 shares of our Series B preferred stock on March 7, 2000. The loans bore interest at a rate of prime plus 2% during the time they were outstanding, and we repaid both loans plus accrued interest in full upon consummation of the preferred stock sale on March 7, 2000. The net proceeds from our sale of preferred stock in March 2000 were approximately $149.8 million.

   Operating Activities. Net cash used in operating activities for the year ending December 31, 2000 was $77.6 million. This was primarily the result of operating losses of $118.5 million attributable to the expansion of our CopperNet network and development of our CopperNet services, but also the result of an increase in accounts receivable of $4.0 million and an increase in other assets of $1.1 million. These were partially offset by increases in non-cash expenses consisting primarily of depreciation of $24.7 million, amortization of deferred compensation on stock options of $7.5 million and provision for doubtful accounts receivable of $1.3 million, accompanied by increases in accounts payable of $4.7 million and accrued expenses of $7.5 million.

   Net cash used in operating activities for the year ending December 31, 1999 was $20.2 million. This was primarily the result of operating losses

                                                                         53
of $40.3 million attributable to the expansion of our network and development of our CopperNet services, accompanied by an increase in accounts receivable of $1.8 million. This was partially offset by an increase in non-cash expenses consisting primarily of amortization of deferred compensation on stock options of $8.2 million and depreciation of $5.2 million, accompanied by an increase in accounts payable of $6.2 million and an increase in accrued expenses of $3.3 million.

   Net cash used in operating activities for the year ending December 31, 1998 was $2.8 million. This was primarily the result of operating losses of $2.1 million. This was partially offset by an increase in accounts receivable of $1.1 million.

   Investing Activities. Net cash used in investing activities was $66.8 million for the year ended December 31, 2000. This was primarily the result of purchases of short-term investments of $28.3 million and purchases of property and equipment of $22.0 million. This was accompanied by deployment of equipment for our CopperNet services of $16.6 million. These purchases are net of a transfer of assets to SBC of $23.7 million.

   Net cash used in investing activities was $61.4 million for the year ended December 31, 1999. This was primarily the result of the deployment of equipment for our CopperNet services of $28.4 million, short-term investments of $24.6 million and purchases of property and equipment of $6.8 million.

   Net cash used in investing activities was $1.3 million for the year ending December 31, 1998. This was the result of the deployment of equipment for our CopperNet services of $641,000 and purchases of property and equipment of $516,000.

   Financing Activities. Net cash provided by financing activities was $140.9 million for the year ended December 31, 2000. This was primarily the result of net proceeds from our preferred stock offering of $150.0 million and borrowings on sale/leaseback arrangements of $5.5 million. These were partially offset primarily by principal payments on capital lease obligations of $14.3 million.

   Net cash provided by financing activities was $94.3 million for the year ended December 31, 1999. This was primarily the result of net proceeds from our initial public offering of $83.7 million and borrowings on notes payable of $12.0 million. These were partially offset by issuance costs paid of $1.9 million and principal payments on capital lease obligations of $1.7 million.

   Net cash provided by financing activities was $9.0 million for year ending December 31, 1998. This was primarily the result of net proceeds from issuance of preferred stock of $5.1 million, issuance of common stock of $4.9 million and borrowings on notes payable of $2.4 million. This was

                                                                         54
partially offset by treasury stock acquired of $1.9 million and principal payments on notes payable of $1.5 million.

   Debt and Capital Lease Arrangements. We currently have debt and capital lease facilities available to us of approximately $135.5 million. Of this amount, Lucent (through its acquisition of Ascend) has provided us with a $95.0 million capital lease facility to fund acquisitions of certain Lucent equipment, under which $22.0 million was outstanding as of December 31, 2000. The terms of our capital leases range from three to four years. These leases require monthly lease payments and have an interest rate of 9.5%. Lucent has the right to withdraw or suspend further advances to us if our interconnection agreements with Bell Atlantic are not renewed or are terminated, or if certain key employees terminate their employment with us without competent replacement, in the reasonable commercial judgment of Lucent. In addition, we have arrangements with other vendors that permit us to finance up to $35.5 million of equipment and other assets and $5.0 million of working capital, under a variety of applicable interest rates ranging from 6.0% to 13.3%. An aggregate of $44.3 million was outstanding under these arrangements, including the Lucent facilities, as of December 31, 2000.

Recent Accounting Pronouncements

   In July 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Deferral of the Effective Date of FAS 133" which defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all quarters of fiscal years beginning after January 1, 2001.

   In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS No. 133. The amendments in SFAS No. 138 relates to such matters as normal purchases and normal sales, the definition of interest rate risk, hedging recognized foreign-currency-denominated assets and liabilities, and intercompany derivatives. The Company adopted this standard effective January 1, 2001, and the effect was not material.

   In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) Number 101, "Revenue Recognition in Financial Statements." This bulletin was effective for the quarter ended December 31, 2000. This bulletin established more clearly defined revenue recognition criteria than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for non-refundable fees, such as activation fees, collected by a company upon entering into an arrangement with a customer, such as an arrangement to provide telecommunications services. As of December 31, 2000, implementation of SAB 101 did not have a material effect on the financial position, results of operations or cash flows.

                                                                         55
Outlook

   The company experienced strong revenue growth this year. Network services revenues grew 488%, product and integration revenues grew 28%, and total revenues grew 76%. This growth was primarily due to our ability to successfully add new customers and to cross-sell services to existing customers through our direct sales channel.

   During the first half of the year, we exceeded our goal of building a dominant network footprint in the Verizon region ahead of schedule and we now have ubiquitous access to the nation's densest collection of businesses.

   We did, however, change our course during the year when we decided to cease our nationwide expansion with our partners SBC and Telmex, and to scale our business to serve business customers primarily in the Verizon territory. We believe that small and medium-sized businesses within this market are underserved and that the demand for broadband services among
these customers is very high.   We will continue to emphasize our direct
sales and marketing efforts within this region and to develop new sales partnerships.

   In conjunction with this change in direction, we re-aligned our business to focus on profitability. We reduced our capital requirements by 75% by adopting a "smart-build" approach for geographic expansion. We also initiated efforts to shed low-margin business and improve our gross margin. We also reduced selling, general and administrative expenses and restructured our workforce to support the changes in our business strategy.

   Throughout the year, we made technical and operational improvements to our backbone network that are expected to lower our network costs and increase our network efficiency. Our network now supports newer, evolving technologies designed to transmit both data and, with additional equipment, voice, and it will enable us to offer additional services that may include e-commerce, voice-over technology (including IP, frame relay and ATM), web and application hosting, video conferencing and server back-up services.

   We are also completing the implementation of an improved information and customer support system. This new system architecture and electronic transaction processing capability will enhance productivity, improve service delivery, and enable us to scale new customers onto our network more efficiently and cost-effectively.

   On December 22, 2000, we amended various separate agreement with SBC and with Telmex, and entered into a series of separate new agreements with SBC. These agreements, among other things, terminated the parties' efforts concerning the targeted expansion of our network into the southeastern and western United States, provided for the transfer of our lease interests in certain traditional telephone company central offices to SBC, provided for SBC to transfer financial benefit to us in various forms of cost reduction, provided for service resale relationships, and resulted in a settlement and

                                                                         56
release of certain claims between us and SBC, and between us and Telmex. See "Item 1 - The Company."

Forward-looking Statements

   Many statements made in this Form 10-K are forward-looking statements relating to future events and our future performance within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expects," "anticipates," "intends," "believes" or similar language. These forward-looking statements address, among other things:

        -   our CopperNet deployment plans and strategies;

        -   development and management of our business;

        -   our relationships with SBC and Telmex;

        - our ability to attract, retain and motivate qualified personnel;

        -   our ability to attract and retain customers;

        -   the extent of acceptance of our services;

        - the market opportunity and trends in the markets for our services;

        -   our ability to upgrade our technologies;

        -   prices of telecommunication services;

        -   the nature of regulatory requirements that apply to us;

        - our ability to obtain and maintain any required governmental authorizations;

        -   our future capital expenditures and needs;

        - our ability to obtain and maintain financing on commercially reasonable terms; and

        -   the extent and nature of competition.

   These statements may be found in this section, and in this Form 10-K generally.

   We have based these forward-looking statements on our current expectations and projections about future events based on information available to us on this date, and we assume no obligation to update any forward-looking statements. All written and oral forward-looking

                                                                         57
statements made in connection with this Form 10-K are expressly qualified in their entirety by the "Trends, Risks and Uncertainties" and other cautionary statements included in this Form 10-K. Our actual results could differ materially from those anticipated in these forward-looking statements.

Trends, Risks and Uncertainties

 It is difficult to determine whether we will be successful in a new and evolving market

   We began operations in 1995 by helping our customers integrate their network equipment, by selling them that network equipment and by providing them with related network services. Starting in 1999, we refocused our company, through our CopperNet services, on providing DSL-based high-speed digital communications services. Consequently, our financial results now and in the future are not, and will not be, directly comparable to our prior financial results. Substantially all of our revenue in 1995, 1996, 1997, 1998 and 1999, and the majority of our revenue in 2000, was derived from product sales and consulting services. We expect to continue to derive much of our revenue from these activities, but our network services, which includes our CopperNet services, currently constitutes the source of a minority of our revenue. As a result, not only have we changed the focus of our company, there also is limited historical financial information upon which to base an evaluation of our performance.

   Similarly, because we have only recently begun providing CopperNet services, it is difficult for us to predict the extent to which CopperNet will achieve market acceptance. The market for DSL-based services is highly competitive and quickly changing. Providers of high-speed data communications services are testing products from various suppliers for certain applications, and suppliers have not broadly adopted an industry standard. Critical issues concerning commercial use of DSL for Internet and local area network access, including security, reliability, ease and cost of access and quality of service, remain unresolved and may affect the growth of this market. If the market for CopperNet fails to develop, grows more slowly than anticipated or becomes saturated with competitors, our business will not reach or maintain the level of profitability we hope to achieve.

 The data communications market is increasingly competitive

   We face competition in the data communications market from many competitors with significantly greater financial resources, well-established brand names and large, existing installed customer bases. We expect the level of competition to continue to be intense in the future, including through consolidation of our industry. Many of our competitors are offering, or may soon offer, technologies and services that will directly compete with some or all of our service offerings. Our competitors use technologies for local access connections that include DSL, wireless data, cable modems and ISDN technologies. Some of our competitors or

                                                                         58
potential competitors may have the financial resources to withstand substantial price competition. Moreover, our competitors may be able to negotiate contracts with suppliers of telecommunications services that are more favorable than contracts negotiated by us.

 We operate in a highly competitive industry characterized by rapid technology changes

   Our industry is subject to rapid and significant technological changes. DSL technology does not currently have widely accepted standards and continues to develop. Alternative technologies for providing high-speed data communications are available and may be superior to the technology we use. As a consequence:

        - we will continue to rely on third parties, including some of our competitors and potential competitors, to develop and provide us with access to communications and networking technology;

        - our success will depend on our ability to anticipate or adapt to new technology on a timely basis; and

        - we expect that new products and technologies will emerge that may be superior to, or may not be compatible with, our current products and technologies.

   If we fail to adapt successfully to technological changes or obsolescence or fail to obtain access to important technologies, our business, prospects, financial condition and results of operations could be materially adversely affected.

 We may be unable to grow our business in our target markets

   As part of a preferred stock investment by SBC and Telmex in March
2000, we intended to expand CopperNet into the southeastern and western regions of the United States. Due to a number of reasons, including significant external changes throughout the telecommunications industry and our changing relationship with SBC and Telmex, in the latter part of 2000 we ceased efforts to enter into collocation agreements with traditional telephone companies that would enable us to place DSL equipment in central offices outside of the northeast and mid-Atlantic regions. Instead, we adopted new elements to our strategy to leverage our existing capital base and take advantage of our completed network in the northeastern and mid-Atlantic regions. These elements include focusing our sales and marketing efforts on attracting "high-yield" business customers, or customers needing bundled and integrated network services, which generally contribute to higher profit margins. Our failure to sell more of our service offerings to current customers or to attract new customers to purchase these service

                                                                         59
offerings, could impair our ability to achieve profitability or positive cash flow and could have a material adverse effect on our business.

 We have a history of losses and may incur losses in the future

   We have incurred substantial losses and experienced negative cash flow since 1997. As of December 31, 2000, we had an accumulated deficit of approximately $160 million. To date, we have incurred substantial capital expenditures in order to expand our business. Although we are in the process of reducing our capital expenditures, we may incur future net losses and negative cash flow for the next several years due to continued development of CopperNet. Our future cash requirements for developing our network and operating our business, as well as our revenues, will depend on a number of factors including:

        -   network development schedules and associated costs;

        - the rate at which customers and end-users purchase our services and the pricing of such services;

        -   the financial condition of our customers;

        - the level of marketing required to acquire and retain customers and to attain a competitive position in the market place;

        - the rate at which we invest in engineering and development and intellectual property with respect to existing and future technology;

        -   pending litigation;

        -   existing and future technology; and

        -   unanticipated opportunities.

 Our cash flow is subject to falling data communications prices

   Prices for data communication services have fallen historically, a trend we expect will continue. Accordingly, we cannot predict to what extent we may need to reduce our prices to remain competitive or whether we will be able to sustain future pricing levels as our competitors introduce competing services or similar services at lower prices. Our failure to achieve or sustain market acceptance at desired pricing levels could impair our ability to achieve profitability or positive cash flow, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

 We are subject to a number of risks that may limit our revenue growth

   Our failure to address the risks, expenses and difficulties we may

                                                                         60
encounter providing CopperNet services, including those frequently encountered by companies in new and rapidly evolving markets, may limit our revenue growth and make it difficult for us to compete effectively with others. These risks include:

        -   the nature of our ongoing relationship with Verizon;

        -   the nature of our ongoing relationships with SBC and Telmex;

        - our success in maintaining the continuity of our interconnection agreements;

        - our ability to successfully re-focus business operations, reduce costs and achieve profitability;

        - our ability to keep pace with technological innovations within the telecommunications industry;

        - our ability to attract, retain and motivate qualified personnel;

        -   our ability to protect our proprietary rights;

        - our ability to successfully market our services to current and new customers;

        - our ability to generate customer demand for our services in our target markets;

        -   market pricing for our services and for competing services;

        -   the extent of increasing competition;

        -   our ability to acquire funds for our operations beyond 2001;

        - the ability of our equipment and service suppliers to meet our needs and our relationships with such suppliers;

        -   trends in regulatory, legislative and judicial developments;

        -   our ability to manage changes in the level of our operations;

        - our ability to maintain the minimum listing requirements for The Nasdaq Stock Market; and

        - the potential significant dilution from the issuance of equity or the conversion of preferred stock, or other strategic alternatives.

   Our failure to manage these risks successfully could materially adversely affect our financial performance.

                                                                         61
 We are subject to risks arising from our relationship with Verizon

   Verizon, as the dominant traditional telephone company operating in our target markets, is both an essential supplier of facilities and services for CopperNet and potentially a significant DSL competitor. Traditional telephone companies, like Verizon, pose a significant risk to the success of our business. Verizon has existing networks in local areas and across metropolitan areas and has its own Internet service provider business. It has also increased its residential sales of DSL-based access services. We believe that Verizon is deploying DSL services to businesses on a widespread basis.

   Verizon is currently our sole supplier of copper telephone lines and of the central office space we need to place, or collocate, our DSL equipment and support services for CopperNet. Verizon may be reluctant to cooperate with us in meeting our supply needs. Verizon has in the past, and may in the future, reject certain of our collocation applications or telephone line requests or delay providing us with the collocation space or telephone lines we need. We have experienced lengthy delays between the time we apply for collocation space and the time that Verizon actually permits us to place our equipment in this space. We may face competition for this space from other competitive telecommunications companies. Verizon's position as both a DSL competitor and a supplier of numerous essential inputs to our DSL offering also gives Verizon an incentive to subsidize its own DSL offerings by failing to fully allocate to its retail DSL service the costs it incurs in providing that service. See "Item 1 - Relationship with Verizon."

   We also significantly depend on the quality of the copper telephone lines and Verizon's maintenance of such lines. We cannot ensure that we will be able to obtain the copper telephone lines and services we require from Verizon at quality levels, prices, terms and conditions satisfactory to us. Our failure to do so would have a material adverse effect on our business, prospects, financial condition and results of operations. See "Item 1 - Relationship with Verizon."

 We are subject to risks associated with relying on third-party vendors

   We depend on the availability of fiber optic transmission facilities from third parties to connect our equipment within and between metropolitan areas. If these facilities are unavailable, we may not have alternative means immediately available to connect our DSL equipment in different locations. These fiber optic carriers include long distance carriers, traditional telephone companies like Verizon and other competitive telecommunications companies. Many of these entities are, or may become, our DSL competitors. We may be unable to negotiate or renew favorable supply agreements. We depend on the timeliness of fiber optic carriers to process our orders for customers who seek to use our services. We have in the past experienced supply problems with some of our fiber optic

                                                                         62
suppliers, and they may not be able to meet our needs on a timely basis in the future.

   We also purchase our equipment from many vendors, including Lucent, Cisco and Paradyne. We outsource a significant percentage of installation and field service to third parties. Because we depend on third parties, we do not have guaranteed capacity nor do we fully control delivery schedules, quality assurance, production yields and costs. If any significant installer or field service provider interrupts its service to us or fails to perform to required specifications, or if any of our vendors reduces or interrupts its supply, this interruption or reduction would force us to seek alternative vendors and providers, which could disrupt our business. Our suppliers may be unable to manufacture and deliver the amount or quality of equipment we order, or the available supply may be insufficient to meet our demand. Currently, the DSL modem and other equipment used for a single connection over a copper telephone line must come from the same vendor since there are no existing interoperability standards for the equipment used in our higher speed services. If our competitors enter into exclusive or restrictive arrangements with our suppliers or licensors, then these events may materially and adversely affect the availability and pricing of the equipment we purchase and the technology we license.

 Our success depends on the continuity of our interconnection agreements

   We depend on contractual arrangements, or interconnection agreements, which enable us to use traditional telephone companies' copper telephone lines, to collocate our equipment in their offices and to obtain from the traditional telephone companies the back office support systems we need in order to provide CopperNet services. The success of our strategy depends on our ability to renew our interconnection agreements on a timely basis and on satisfactory terms and conditions. Delays in obtaining renewals or a failure to obtain satisfactory terms and conditions could have a material adverse effect on our business, prospects, financial condition and results of operations. We cannot guarantee that we will be able to negotiate new agreements with the traditional telephone companies that will benefit us.

   Interconnection agreements are also subject to state telecommunications regulatory, FCC and judicial oversight. These governmental bodies may modify the terms or prices of our interconnection agreements in ways that adversely affect our business, prospects, financial condition and results of operations. See "Item 1 - Relationship with Verizon" and "Item 1 - Government Regulation."

 Our stock price may fluctuate significantly, depending on various factors, including future operating results

   The price at which our common stock trades depends upon many factors, including our historical and anticipated quarterly and annual operating results, variations between our actual results and securities analyst and investor expectations, announcements by us or others and developments affecting our business, securities analyst and investor perceptions of our

                                                                         63
company and comparable public companies, changes in our industry and general market and economic conditions. Some of these factors are beyond our control. As a result, our operating results in one or more future periods could fail to meet or exceed the expectations of securities analysts or investors. If this happens, the trading price of our common stock would likely decline. The stock market has from time to time experienced extreme price and volume fluctuations. The data communications market in which we operate is highly competitive and we may not be able to compete effectively against established industry competitors with significantly greater financial resources.

 Future sales of our common stock in the public market could depress our stock price

   To finance future operating activities, we may choose to sell shares of our common stock or instruments convertible into our common stock in public or private offerings. Sales of substantial amounts of common stock in the public market or the appearance that a large number of shares is available for sale, could adversely affect the market price for our common stock. In addition to the adverse effect a price decline could have on holders of common stock, that decline would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

 We may be adversely affected by future difficulty in accessing capital markets

   To fund continued development of CopperNet and fund operating losses, we may need access to the capital markets on reasonable terms. If adequate funds are unavailable or not available on acceptable terms, we may further revise our business strategies. Should we revise our business strategies, we may not achieve break even on a cash-flow basis or EBITDA basis or turn to profitability as quickly as planned.

   We believe that current capital market conditions, particularly for our industry, will significantly reduce our ability to obtain additional financing on reasonable terms or at all. If we experience continued or prolonged barriers to raising additional financing through the capital markets, we may need to make additional significant reductions in our capital expenditures and/or operations. Such reductions could have a material adverse effect on our financial condition and business operations and prevent us from effectively implementing our business plan. Such reductions may also adversely affect the relationships with our customers and/or their end-users that may in turn adversely affect our growth and financial results.

   We have no commitments for any future debt, equity or other financing (other than vendor financing) and there can be no assurance that we will be able to obtain additional financing in the future from either debt or equity financings, bank loans, collaborative arrangements or other sources

                                                                         64
on terms acceptable to us, or at all. Any additional equity financing may be dilutive to our stockholders.

 Our services are subject to uncertain government regulations

   Because many of the facilities and services we need in order to provide CopperNet are subject to regulation at the federal, state and local levels, changes in applicable laws or regulations could have an adverse impact on our business. For example, the FCC and state telecommunications regulators help determine the terms under which collocation space is provided to us. They also oversee the terms under which we gain access to a traditional telephone company's copper telephone lines and transport facilities, including price, that we need in order to provide CopperNet services. Regulatory policies may also affect the terms under which traditional telephone companies provide us with the operational support and management of telephone line usage that are crucial to the success of CopperNet. Future federal or state regulations and legislation may have an adverse impact on our business. In addition, we may choose to expend significant resources to participate in regulatory proceedings at the federal or state level without achieving favorable results. We expect traditional telephone companies to pursue litigation in courts, institute administrative proceedings with the FCC and state telecommunications regulators and lobby the U.S. Congress in an effort to affect the applicable laws and regulations in a manner that would be more favorable to them and against our interests. Any changes in our regulatory environment could create greater competitive advantages for all or some of our competitors or could make it easier for additional parties to provide DSL services.

   Telecommunication service providers also pay a variety of surcharges and fees on their gross revenue from interstate and intrastate services. The surcharges and fees we currently are required to pay may increase due to periodic revisions of the applicable surcharges by federal and state regulators. A finding that we misjudged the applicability of the surcharges and fees could increase our payment obligations and have a material adverse effect on our business, prospects, financial condition and results of operations. See "Item 1 - Government Regulation."

 If we are unable to hire and retain our key personnel, our business will suffer

   We depend on our ability to retain and motivate high quality personnel, especially our management. Our success depends on Jonathan P. Aust, our Chairman and Chief Executive Officer, and our other executive officers and key employees. Members of our senior management team have changed, and in some cases have worked together for only a short period of time. Moreover, we do not have "key person" life insurance policies on any of our employees. Although we have employment agreements with certain members of the senior management team, these agreements can be terminated by the employees on thirty days' notice. Each of our other employees may terminate his or her employment with us at any time.

   Our future success depends on our continuing ability to identify, hire, train and retain highly qualified technical, sales, marketing and customer service personnel. The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled personnel. In particular, we face intense competition for qualified personnel, particularly in sales, network engineering and product management. The northern Virginia region, which is the location of our headquarters and where we currently have our greatest hiring needs, is experiencing a severe shortage of qualified employees in many of these areas. As a result, the costs of attracting and retaining qualified employees has increased during recent periods and is continuing to increase. We may be unable to continue to employ our key personnel or to attract and retain qualified personnel in the future.

 A system failure could cause delays or interruptions of service to our customers

   The reliability of our services would be impaired by a natural disaster or other unanticipated interruption of service at our owned or leased facilities. If a traditional telephone company, competitive telecommunications company or other service provider fails to provide the communications capacity we require, as a result of a natural disaster, operational disruption or any other reason, then this failure could interrupt our services and have a material adverse effect on our business.

 A breach of our network security could cause delays or interruptions of service to our customers

   Our network may be vulnerable to unauthorized access, computer viruses and other disruptive problems. Unauthorized access could also potentially jeopardize the security of confidential information stored in the computer systems of our customers, which might cause us to be liable to our customers, and might deter potential customers. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to our customers and our customers' end users. Any of these factors relating to network security could have a material adverse effect on our business.

 Our intellectual property protection may be inadequate to protect our proprietary rights and we may be subject to infringement claims that could materially adversely affect our business

   The steps we have taken may be inadequate to protect our technology or other intellectual property. Our inability to protect our proprietary rights could have a material adverse effect on our business, prospects, financial condition and results of operations. We currently have no patents or patent applications pending. We also rely on unpatented trade secrets and know-how to maintain our competitive position. We seek to protect this information by confidentiality agreements with employees, consultants and others. These agreements may be breached or terminated, leaving us with inadequate remedies. Our competitors may learn or discover our trade

                                                                         66
secrets. Our competitors may independently develop technologies that are substantially equivalent or superior to ours. Third parties, including our competitors, may assert infringement claims against us and, in the event of an unfavorable ruling on any claim, we may be unable to obtain a license or similar agreement to use technology we need to conduct our business.

 Our principal stockholders and management own a significant percentage of our company and may exercise significant influence over our company, which could have a material and adverse effect on the market price of our common stock

   Our executive officers, directors and principal stockholders together beneficially own approximately 75% of our common stock (not including stock options or convertible preferred stock) as of March 15, 2000. These stockholders may determine the composition of our board of directors, approve all matters requiring stockholder approval including any merger and exercise significant influence over our affairs. This concentration of ownership could delay or prevent a change in our control or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the market price of our common stock.

 Our certificate of incorporation and bylaws contain provisions that could delay or prevent a change in control and therefore could hurt our stockholders

   Provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of our company, even if a change in control would be beneficial to stockholders. Our certificate of incorporation provides for a classified board of directors and will allow our board to issue, without stockholder approval, preferred stock with terms set by the board. The preferred stock could be issued quickly with terms that delay or prevent the change in control of our company or make removal of management more difficult. Also, the issuance of preferred stock may cause the market price of our common stock to decrease.

 Continuing economic downturn or volatility could adversely affect demand for our services

   Until the middle part of 2000, the general health of the U.S. economy has been relatively strong and growing, a consequence of which has been increasing capital spending by growing companies to keep pace with rapid technological advances. Based on recent economic trends, companies may seek to reduce expenses and reduce, in the near term, expenditures, such as those for our services. Concern about continuing economic decline could delay decisions among certain of our customers to roll out our services or could delay decisions by prospective customers to make initial evaluations of our services. Such delays could have a material adverse effect on our business, prospects, operating results and financial condition.

                                                                         67
 We are exposed to various risks related to legal proceedings or claims

   We have been, are currently or in the future may be, involved in legal proceedings or claims regarding contracts and other matters. These legal proceedings and claims, whether with or without merit, could be time-consuming and expensive to defend, and divert management's attention and resources. There can be no assurance regarding the outcome of current or future legal proceedings or claims. If we are not able to resolve a claim, negotiate a settlement of the matter, obtain necessary licenses on commercially reasonable terms, and/or successfully prosecute or defend a position, our financial condition and results of operations could be materially and adversely affected. Our success is dependent in part upon the protection of our propriety rights. Infringement upon our proprietary rights by a third party could result in uncompensated lost market and revenue opportunities for us. See "Item 3 - Legal Proceedings."

 We may make acquisitions of technologies or businesses which may disrupt our business and be dilutive to our existing stockholders

   We may consider acquisitions of businesses and technologies in the future on an opportunistic basis. Acquisitions of businesses and technologies involve numerous risks, including the diversion of management attention, difficulties in assimilating the acquired operations, loss of key employees from the acquired company, and difficulties in transitioning key customer relationships. In addition, these acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time expenses and the creation of goodwill or other intangible assets that result in significant amortization expense. Any of these factors could materially harm our business or our operating results in a given period or could cause our stock price to decline.


Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

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

                                                                         68
Item 8.  Financial Statements and Supplementary Data.

Index to Financial Statements                                          Page

Financial Statements:

   Report of Independent Accountants. . . . . . . . . . . . . . . . . . .72

   Balance Sheets as of December 31, 2000 and 1999. . . . . . . . . . . .73

   Statements of Operations and Other Comprehensive Loss for the
      years ended December 31, 2000, 1999 and 1998. . . . . . . . . . . .75

   Statements of Changes in Stockholders' Equity for the years ended
      December 31, 2000, 1999 and 1998. . . . . . . . . . . . . . . . . .79

   Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .77

   Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . .81

Financial Statement Schedule:

   Schedule II - Valuation and qualifying Accounts. . . . . . . . . . . 104

   Schedules not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or notes thereto.

                                                                         69
                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Network Access Solutions Corporation

   In our opinion, the accompanying balance sheets and the related statements of operations and other comprehensive loss, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Network Access Solutions Corporation (the Company) at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                 /s/  PricewaterhouseCoopers LLP

McLean, Virginia
March 22, 2001

                                                                         70
                   NETWORK ACCESS SOLUTIONS CORPORATION

                              BALANCE SHEETS

                                                                                             As of December 31,
                                                                                         ---------------------------
ASSETS                                                                                      2000           1999
                                                                                        ------------    ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 14,734,747   $  18,240,096
  Short-term investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   53,080,590      24,575,893
  Accounts receivable, net of allowance for doubtful accounts of $1,450,866
     and $376,399 as of December 31, 2000 and 1999, respectively. . . . . . . . . . . .    5,900,652       3,257,204
  Prepaid and other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . .    2,361,461         634,723
  Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      456,151         440,770
                                                                                        ------------    ------------
     Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   76,533,601      47,148,686
Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   90,456,490      55,097,670
Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,600,000       1,600,000
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,581,373         773,507
                                                                                        ------------    ------------
     Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $170,171,464   $ 104,619,863
                                                                                        ============    ============

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 15,164,484   $   8,221,681
  Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   24,920,340       4,366,424
  Current portion of deferred compensation liability. . . . . . . . . . . . . . . . . .          -           166,667
  Current portion of capital lease obligations. . . . . . . . . . . . . . . . . . . . .   14,075,691       5,630,429
  Current portion of note payable . . . . . . . . . . . . . . . . . . . . . . . . . . .      532,312         478,925
  Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14,239          42,788
                                                                                        ------------    ------------
     Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   54,707,066      18,906,914
  Long-term portion of capital lease obligations. . . . . . . . . . . . . . . . . . . .   27,744,518      15,251,100
  Long-term portion of note payable . . . . . . . . . . . . . . . . . . . . . . . . . .    1,920,899       2,453,211
                                                                                        ------------    ------------
     Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   84,372,483      36,611,225
                                                                                        ------------    ------------

Commitments and contingencies

Series B mandatorily redeemable preferred stock, $0.001 par value,
  750,000 and 0 shares authorized, issued and outstanding
  as of December 31, 2000 and 1999, respectively (liquidation
  preference $79,300,685 as of December 31, 2000) . . . . . . . . . . . . . . . . . . .   79,237,763             -
                                                                                        ------------    ------------

Stockholders' equity:
  Common stock, $0.001 par value, 150,000,000 shares authorized,
      59,573,474 and 53,831,997 shares issued and outstanding as of
      December 31, 2000 and 1999, respectively. . . . . . . . . . . . . . . . . . . . .       59,573          53,832
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  186,775,001     130,431,898
  Accumulated other comprehensive gain (loss) . . . . . . . . . . . . . . . . . . . . .      157,047         (51,960)
  Deferred compensation on stock options. . . . . . . . . . . . . . . . . . . . . . . .  (17,893,494)    (18,389,540)
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (160,635,363)    (42,135,592)
  Less treasury stock, at cost, 8,567,369 and 8,550,000 shares
      as of December 31, 2000 and 1999, respectively. . . . . . . . . . . . . . . . . .   (1,901,546)     (1,900,000)
                                                                                        ------------    ------------
     Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6,561,218      68,008,638
                                                                                        ------------    ------------

     Total liabilities, mandatorily redeemable preferred stock and
         stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $170,171,464   $ 104,619,863
                                                                                        ============    ============

                  The accompanying notes are an integral
                    part of these financial statements.

                                                                         71
                   NETWORK ACCESS SOLUTIONS CORPORATION

           STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

                                                                              For the years ended December 31,
                                                                          ------------------------------------------
                                                                             2000           1999           1998
                                                                         ------------   ------------    ------------
Revenue:
  Product sales and consulting services . . . . . . . . . . . . . . . .  $ 19,913,809   $ 15,618,610   $  11,328,154
  Network services. . . . . . . . . . . . . . . . . . . . . . . . . . .    10,703,425      1,820,519         310,921
                                                                         ------------   ------------    ------------

     Total revenue. . . . . . . . . . . . . . . . . . . . . . . . . . .    30,617,234     17,439,129      11,639,075
                                                                         ------------   ------------    ------------

Operating expenses:
  Product sales and consulting services costs
     (exclusive of depreciation and amortization
     presented below) . . . . . . . . . . . . . . . . . . . . . . . . .    18,251,990     13,027,561       9,400,652
  Network services costs (exclusive of depre-
     ciation and amortization presented below). . . . . . . . . . . . .    22,641,341      4,812,522          40,738
  Selling, general and administrative . . . . . . . . . . . . . . . . .    78,128,132     27,669,535       4,017,057
  Amortization of deferred compensation on
     stock options. . . . . . . . . . . . . . . . . . . . . . . . . . .     7,509,168      8,165,293         218,997
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . .    24,675,718      5,195,282         130,004
                                                                         ------------   ------------    ------------

     Total operating expenses . . . . . . . . . . . . . . . . . . . . .   151,206,349     58,870,193      13,807,448
                                                                         ------------   ------------    ------------

Loss from operations. . . . . . . . . . . . . . . . . . . . . . . . . .  (120,589,115)   (41,431,064)     (2,168,373)
Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,536,247      2,094,719         145,468
Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (3,823,288)    (1,022,854)        (81,006)
Follow-on offering costs. . . . . . . . . . . . . . . . . . . . . . . .      (573,723)           -               -
                                                                         ------------   ------------    ------------

Loss before income taxes. . . . . . . . . . . . . . . . . . . . . . . .  (118,449,879)   (40,359,199)     (2,103,911)
Provision (benefit) for income taxes. . . . . . . . . . . . . . . . . .        49,892        (71,292)        (27,973)
                                                                         ------------   ------------    ------------

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (118,499,771)   (40,287,907)     (2,075,938)
Preferred stock dividends . . . . . . . . . . . . . . . . . . . . . . .     8,471,919        339,726         322,192
Preferred stock accretion . . . . . . . . . . . . . . . . . . . . . . .       145,896        257,719         244,417
Preferred stock conversion inducement charge. . . . . . . . . . . . . .    22,141,000            -               -
                                                                         ------------   ------------    ------------

Net loss applicable to common stockholders. . . . . . . . . . . . . . .  $(149,258,586) $(40,885,352)  $  (2,642,547)
                                                                         ============   ============    ============

Net loss per common share applicable to
    common stockholders (basic and diluted) . . . . . . . . . . . . . .  $      (3.18)  $      (0.99)  $       (0.10)
                                                                         ============   ============    ============

Weighted average common shares outstanding
    (basic and diluted) . . . . . . . . . . . . . . . . . . . . . . . .    46,986,190     41,258,618      27,302,144
                                                                         ============   ============    ============

Comprehensive loss:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(118,499,771) $(40,287,907)  $  (2,075,938)
Other comprehensive loss:
  Unrealized gain (loss) on short-term investments
     available for sale . . . . . . . . . . . . . . . . . . . . . . . .       157,047        (51,960)            -
                                                                         ------------   ------------    ------------
Total comprehensive loss. . . . . . . . . . . . . . . . . . . . . . . .  $(118,342,724) $(40,339,867)  $  (2,075,938)
                                                                         ============   ============    ============



                  The accompanying notes are an integral
                    part of these financial statements.

                                                                         72
                   NETWORK ACCESS SOLUTIONS CORPORATION

               STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           For the years ended December 31, 2000, 1999 and 1998

                                                    Other
                                                   Compre-     Deferred
                    Common Stock      Additional    hensive  Compensation    Retained      Treasury Stock
                 ------------------    Paid-in      (Loss)     on Stock      Earnings    ---------------------
                   Shares    Amount    Capital       Gain       Options     (Deficit)     Shares     Amount          Total
                 ---------- -------  ------------  --------  ------------  ------------  --------- -----------   -------------
Balance,
 December 31,
 1997 . . . . .  21,915,000  $21,915 $        -    $    -    $        -    $    228,253        -   $       -    $      250,168
Sale of common
 stock, net
 of direct
 issuance costs
 of $27,341 . .  22,050,000  22,050     4,853,010       -             -             -          -           -         4,875,060
Purchase of
 treasury stock,
 at cost. . . .         -       -             -         -             -             -    8,550,000  (1,900,000)     (1,900,000)
Shares issued
 to employee
 for service. .     585,000     585       129,415       -             -             -          -           -           130,000
Accrual of
 preferred
 stock
 dividends. . .         -       -        (322,192)      -             -             -          -           -          (322,192)
Accretion of
 preferred
 stock. . . . .         -       -        (244,417)      -             -             -          -           -          (244,417)
Deferred
 compensation .         -       -       3,681,750       -      (3,681,750)          -          -           -               -
Amortization of
 deferred
 compensation .         -       -             -         -         218,997           -          -           -           218,997
Net loss. . . .         -       -             -         -             -      (2,075,938)       -           -        (2,075,938)
                 ---------- -------  ------------  --------  ------------  ------------  --------- -----------   -------------
Balance,
 December 31,
 1998 . . . . .  44,550,000  44,550     8,097,566       -      (3,462,753)   (1,847,685) 8,550,000  (1,900,000)        931,678
Sale of common
 stock, net
 of direct
 issuance costs
 of $1,846,100.   7,500,000   7,500    81,846,400       -             -             -          -           -        81,853,900
Conversion of
 convertible
 notes
 payable. . . .     833,334     833     9,999,167       -             -             -          -           -        10,000,000
Conversion of
 preferred
 stock. . . . .     416,667     417     4,999,583       -             -             -          -           -         5,000,000
Cancellation of
 preferred
 stock. . . . .         -       -       1,238,096       -             -             -          -           -         1,238,096
Exercise of
 stock
 options. . . .     531,996     532     1,756,451       -             -             -          -           -         1,756,983
Accrual of
 preferred
 stock
 dividends. . .         -       -        (339,726)      -             -             -          -           -          (339,726)
Accretion of
 preferred
 stock. . . . .         -       -        (257,719)      -             -             -          -           -          (257,719)
Deferred
 compensation .         -       -      23,092,080       -     (23,092,080)          -          -           -               -
Amortization of
 deferred
 compensation .         -       -             -         -       8,165,293           -          -           -         8,165,293
Net unrealized
 loss on
 short-term
 investments
 available
 for sale . . .         -       -             -     (51,960)          -             -          -           -           (51,960)
Net loss. . . .         -       -             -         -             -     (40,287,907)       -           -       (40,287,907)
                 ---------- -------  ------------  --------  ------------  ------------  --------- -----------   -------------
Balance,
 December 31,
 1999 . . . . .  53,831,997  53,832   130,431,898   (51,960)  (18,389,540)  (42,135,592) 8,550,000  (1,900,000)     68,008,638
Purchase of
 treasury stock,
 at cost. . . .         -       -             -         -             -             -       17,369      (1,546)         (1,546)
Conversion of
 preferred
 stock into
 common
 stock. . . . .   2,554,375   2,554    79,168,681       -             -             -          -           -        79,171,235
Preferred stock
 conversion
 inducement
 charge . . . .         -       -     (22,141,000)      -             -             -          -           -       (22,141,000)
Exercise of
 stock
 options. . . .   3,187,102   3,187       920,115       -             -             -          -           -           923,302
Accrual of
 preferred
 stock
 dividends. . .         -       -      (8,471,919)      -             -             -          -           -        (8,471,919)
Accretion of
 preferred
 stock. . . . .         -       -        (145,896)      -             -             -          -           -          (145,896)
Deferred
 compensation .         -       -       7,013,122       -      (7,013,122)          -          -           -               -
Amortization of
 deferred
 compensation .         -       -             -         -       7,509,168           -          -           -         7,509,168
Net unrealized
 gain on
 short-term
 investments
 available
 for sale . . .         -       -             -     209,007           -             -          -           -           209,007
Net loss. . . .         -       -             -         -             -    (118,499,771)       -           -      (118,499,771)
                 ---------- -------  ------------  --------  ------------  ------------  --------- -----------   -------------
Balance,
 December 31,
 2000 . . . . .  59,573,474  $59,573 $186,775,001  $157,047  $(17,893,494)$(160,635,363) 8,567,369 $(1,901,546)$     6,561,218
                 ========== =======  ============  ========  ============  ============  ========= ===========   =============


                  The accompanying notes are an integral
                    part of these financial statements.

                                                                         73
                   NETWORK ACCESS SOLUTIONS CORPORATION
                         STATEMENTS OF CASH FLOWS

                                                                              For the years ended December 31,
                                                                          ------------------------------------------
                                                                             2000           1999           1998
                                                                         ------------   ------------    ------------
Cash flows from operating activities:
   Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(118,499,771) $(40,287,907)  $  (2,075,938)
   Adjustment to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization expense . . . . . . . . . . . . . .    24,675,718      5,195,282         130,004
      Provision for doubtful accounts receivable. . . . . . . . . . . .     1,325,384        324,441          28,133
      Benefit for deferred income taxes . . . . . . . . . . . . . . . .           -              -            77,146
      Shares issued to employee for services. . . . . . . . . . . . . .           -              -           130,000
      Amortization of deferred compensation on stock options. . . . . .     7,509,169      8,165,293         218,997
      Net changes in assets and liabilities:
         Accounts receivable. . . . . . . . . . . . . . . . . . . . . .    (3,968,832)    (1,774,854)     (1,069,599)
         Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . .       (15,381)      (381,537)        (11,686)
         Prepaid and other current assets . . . . . . . . . . . . . . .       446,985       (529,030)       (105,693)
         Other assets . . . . . . . . . . . . . . . . . . . . . . . . .    (1,067,138)      (106,785)       (100,865)
         Accounts payable . . . . . . . . . . . . . . . . . . . . . . .     4,671,124      6,153,050        (139,113)
         Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .     7,527,126      3,348,916         240,996
         Deferred compensation. . . . . . . . . . . . . . . . . . . . .      (166,667)      (333,333)            -
         Income tax payable . . . . . . . . . . . . . . . . . . . . . .           -              -          (132,064)
         Deferred revenue . . . . . . . . . . . . . . . . . . . . . . .       (28,549)        42,788             -
                                                                         ------------   ------------    ------------
            Net cash used in operating activities . . . . . . . . . . .   (77,590,832)   (20,183,676)     (2,809,682)
                                                                         ------------   ------------    ------------

Cash flows from investing activities:
   Purchases of short-term investments. . . . . . . . . . . . . . . . .   (28,295,690)   (24,627,853)            -
   Expenditures for network under development . . . . . . . . . . . . .   (16,563,151)   (28,384,550)       (640,511)
   Purchases of property and equipment. . . . . . . . . . . . . . . . .   (21,954,493)    (6,822,909)       (515,690)
   Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . .           -       (1,600,000)            -
   Deposit for software and related services. . . . . . . . . . . . . .           -              -          (185,000)
                                                                         ------------   ------------    ------------
            Net cash used in investing services . . . . . . . . . . . .   (66,813,334)   (61,435,312)     (1,341,201)
                                                                         ------------   ------------    ------------

Cash flows from financing activities:
   Borrowings on notes payable. . . . . . . . . . . . . . . . . . . . .           -       12,000,000       2,406,652
   Borrowings on sale/leaseback . . . . . . . . . . . . . . . . . . . .     5,502,720        530,000             -
   Repayments of notes payable. . . . . . . . . . . . . . . . . . . . .      (478,925)       (67,864)     (1,500,000)
   Principal payments on capital leases . . . . . . . . . . . . . . . .   (14,323,466)    (1,672,781)            -
   Issuance of common stock . . . . . . . . . . . . . . . . . . . . . .           -       83,700,000       4,902,401
   Issuance of redeemable preferred stock . . . . . . . . . . . . . . .   150,000,000            -         5,102,499
   Issuance costs related to common and preferred stock offerings . . .      (208,817)    (1,905,371)        (55,798)
   Issuance costs related to follow-on offering . . . . . . . . . . . .      (514,451)           -               -
   Exercise of stock options. . . . . . . . . . . . . . . . . . . . . .       923,302      1,756,983             -
   Treasury stock acquired. . . . . . . . . . . . . . . . . . . . . . .        (1,546)           -        (1,900,000)
                                                                         ------------   ------------    ------------
            Net cash provided by financing activities . . . . . . . . .   140,898,817     94,340,967       8,955,754
                                                                         ------------   ------------    ------------

Net (decrease) increase in cash and cash equivalents. . . . . . . . . .    (3,505,349)    12,721,979       4,804,871
Cash and cash equivalents at the beginning of the period. . . . . . . .    18,240,096      5,518,117         713,246
                                                                         ------------   ------------    ------------

Cash and cash equivalents at the end of the period. . . . . . . . . . .  $ 14,734,747   $ 18,240,096   $   5,518,117
                                                                         ============   ============    ============

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  3,654,043   $ 1,027,452    $      27,948
      Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .        49,893            -           153,343
   Non-cash investing and financing activities:
      Capital leases. . . . . . . . . . . . . . . . . . . . . . . . . .    29,759,425     20,511,172       1,513,138
      Preferred stock dividends . . . . . . . . . . . . . . . . . . . .     8,471,919        339,726         322,192
      Preferred stock accretion . . . . . . . . . . . . . . . . . . . .       145,896        257,719         244,417
      Preferred stock inducement charge . . . . . . . . . . . . . . . .    22,141,000            -               -
      Shares issued to employee for services. . . . . . . . . . . . . .           -              -           130,000
      Expenditures for offering costs included in accounts payable. . .           -          200,000       2,351,281
      Expenditures for network included in accounts payable . . . . . .     1,124,817      1,894,810             -
      Purchases of property and equipment included in accounts payable.     3,041,672            -               -
      Expenditures for network included in accrued expenses . . . . . .    11,005,000            -               -
      Purchases of property and equipment included in accrued expenses.     2,221,790            -               -
      Conversion of notes payable into common stock . . . . . . . . . .           -       10,000,000             -
      Conversion of redeemable preferred stock into common stock. . . .    79,168,681      6,238,096             -



                  The accompanying notes are an integral
                    part of these financial statements.

                                                                         74
                   NETWORK ACCESS SOLUTIONS CORPORATION

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

    Revenue Recognition

   The Company's revenue is derived from product sales and consulting services and from network services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services rendered, prices are fixed and determinable and collection is reasonably assured. The Company recognizes revenue on the sale of its products when a valid purchase order is received, shipment occurs, collection is probable and no significant obligations remain related to the completion of installation and performance of services. The Company provides consulting services, including network planning, design, and integration services, under time-and-material type contracts and recognizes revenue as services are performed and as costs are incurred.

   The Company provides network services, including DSL-based services, under monthly and fixed rate service contracts. Revenue on monthly contracts is recognized when services are performed. Revenue on fixed rate service contracts is recognized as costs are incurred over the related contract period, which generally does not exceed one year. Payments received in advance of providing services are recorded as deferred revenue until the period in which such services are provided. Revenue related to installation and activation fees is deferred and amortized over the estimated customer life. All direct incremental costs for installation and activation revenue up to the revenue amount are also amortized over the estimated customer life. Any excess costs over revenue is expensed. Such revenue historically has not significantly exceeded the direct costs. In certain situations, the Company will waive non-recurring installation and activation fees in order to obtain a sale.

    Concentration of Credit Risk

   Financial instruments, which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents are held in a money market account at a national financial institution. Short-term investments consist of marketable securities, which are principally composed of debt securities with corporations and foreign governments. The Company has not recognized any losses on its cash and cash equivalents.

   The Company grants uncollateralized credit in the form of accounts receivable to its customers. As of December 31, 2000, SEI Investments and Quest Diagnostics comprised 12% and 13% of accounts receivable. As of December 31, 1999, AstraZeneca, PLC comprised 12% of accounts receivable.

                                                                         76
    Cash and Cash Equivalents

   The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

    Restricted Cash

   Restricted cash is composed of amounts held in escrow to collateralize the Company's operating lease commitments for its headquarters in Herndon, Virginia.

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

    Property and Equipment

   Property and equipment consists of network costs associated with the development and implementation of the DSL networks, office and computer equipment, and furniture and fixtures. The costs associated with the DSL network under development are composed of collocation fees, equipment, equipment held under capital leases, and equipment installation. These assets are stated at cost. The Company leases certain of its equipment under capital lease agreements. The capital lease assets are stated at the lower of the present value of the net minimum lease payments or the fair value at the inception of the lease, and are depreciated over the shorter of the estimated useful life or the lease term. Depreciation of office and computer equipment and furniture and fixtures is computed using the straight-line method, generally over three to five years, based upon estimated useful lives, commencing when the assets are placed in service. The depreciation of the DSL network costs commences as individual network components are placed in service and are depreciated over two to five years. Expenditures for maintenance and repairs are expensed as incurred. When assets are retired or disposed, the cost and related accumulated

                                                                         77
depreciation are removed from the accounts, and any resulting gain or loss is recognized in operations for the period.

   The Company capitalizes costs associated with the design and implementation of the Company's systems including internally and externally developed software in accordance with Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Capitalized external software costs include the actual costs to purchase existing software from vendors, integration and installation costs. Capitalized internal software costs generally include personnel costs incurred in the enhancement and implementation of purchased software packages. Costs associated with training, data conversion, and maintenance agreements are expensed as incurred.

    Advertising Costs

   Advertising costs are expensed as they are incurred. Advertising expenses for the year ended December 31, 2000, were $569,468. There were no advertising expenses for the years ended December 31, 1999 and 1998.

    Income Taxes

   The Company accounts for income taxes by utilizing the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. The provision for income taxes consists of the Company's current provision (benefit) for federal and state income taxes and the change in net deferred tax assets and liabilities during the period.

    Fair Value Information

   The Company believes the carrying amount of certain of its financial instruments, which include cash equivalents, accounts payable, capital leases and notes payable, approximate fair value.

    Impairment of Long-Lived Assets

   The Company periodically evaluates the recoverability of its long-lived assets. This valuation consists of a comparison of the carrying value of the assets with the assets' expected future cash flow undiscounted and without interest costs. If the carrying value of an asset exceeds the expected future cash flows, an impairment exists. An impairment loss is measured by the amount by which the carrying value of the asset exceeds fair value measured by the value of future discounted cash flows, using a discount rate commensurate with the risks involved, quoted market prices in

                                                                         78
an active market, if available, option pricing models, appraisals and fundamental analysis.

    Net Loss Per Share

   The Company presents basic and diluted net loss per share. Basic net loss per share is computed based on the weighted average number of outstanding shares of common stock. Diluted net loss per share adjusts the weighted average for the potential dilution that could occur if stock options, warrants or other convertible securities were exercised or converted into common stock. Diluted loss per share for the year ended December 31, 2000 and 1999, are the same as basic loss per share because the effects of such items were anti-dilutive.

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

    Segment Reporting

   The Company has determined its reportable segments based on the Company's method of internal reporting, which disaggregates its business by product category. The Company's reportable segments are product sales and consulting services, and network services. The product sales segment provides sales of selected equipment from manufacturing partners. Engineers select product solutions based upon customized network designs to improve the customers' operations and network efficiencies. The consulting services segment provides nonrecurring service activation and installation, network integration, on site network management, network security consulting and professional services. In addition, the consulting services segment provides maintenance and installation of equipment, some of which may be provided through third party providers under contract. The network services segment provides local, metropolitan and wide area data communications services to customers. This segment also provides a wide variety of other services to customers, including remote network management and monitoring, network security, virtual private networks, e-commerce and CopperNet, the Company's high-speed, continuously connected DSL access to telecommunications networks. The Company's business is currently conducted principally in the eastern United States. There are no foreign operations.

    Recent Accounting Pronouncements

   In July 1999, the Financial Accounting Standards Board (FASB) issued

                                                                         79
Statement of Financial Accounting Standards (SFAS) No. 137, "Deferral of the Effective Date of FAS 133" which defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all quarters of fiscal years beginning after January 1, 2001.

   In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS No. 133. The amendments in SFAS No. 138 relates to such matters as normal purchases and normal sales, the definition of interest rate risk, hedging recognized foreign-currency-denominated assets and liabilities, and intercompany derivatives. The Company adopted this standard effective January 1, 2001, and the effect was not material.

   In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) Number 101, "Revenue Recognition in Financial Statements." This bulletin was effective for the quarter ended December 31, 2000. This bulletin established more clearly defined revenue recognition criteria than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for non-refundable fees, such as activation fees, collected by a company upon entering into an arrangement with a customer, such as an arrangement to provide telecommunications services. As of December 31, 2000, implementation of SAB 101 did not have a material effect on the financial position, results of operations or cash flows.

3. Initial and Secondary Public Offerings

   In June 1999, the Company completed an initial public offering (IPO) of 7,500,000 shares of common stock. Total proceeds to the Company were $81,853,900, net of underwriting discounts and commissions of approximately $5,500,000 and offering costs of $1,846,100. Concurrent with the IPO, $5,000,000 of the Company's Series A preferred stock was converted into 416,667 shares of common stock at $12.00 per share, the public offering price, with the remaining shares of Series A preferred stock and all accrued dividends and accretion amounting to $1,238,096 canceled without additional payment to the holders of those shares. In addition, $10,000,000 of the Company's 8% convertible notes (see Note 7) were converted into 833,334 shares of common stock at $12.00 per share, the public offering price.

   On December 22, 1999, the Company filed a registration statement on Form S-1 for the sale of shares of their common stock in a secondary public offering that was subsequently withdrawn on April 17, 2000, due to unfavorable market conditions. In connection with the preparation and filing of this registration statement the Company incurred costs of $574,000, all of which has been paid as of December 31, 2000.

4. Short-term Investments

   As of December 31, 2000 and 1999, the Company had invested in

                                                                         80
marketable securities with original maturity dates exceeding 90 days. These marketable securities, which principally consist of debt securities with corporations and foreign governments, are due in one year or less and are considered "available for sale" and, as such, are stated at fair value. The aggregate amortized cost of these marketable securities was $53,080,590 and $24,575,893 at December 31, 2000 and 1999, respectively. Given the decrease in interest rates from the purchase date of these securities the Company has recorded an unrealized gain of $157,047 and an unrealized loss of ($51,960) for the years ended December 31, 2000 and 1999, respectively. These net unrealized gains and losses are reported as a part of accumulated other comprehensive loss. Realized gains and losses from the sale of marketable securities are based on the specific identification method. There were no gross realized gains and gross realized losses on sales of available for sale securities during the years ended December 31, 2000 and 1999.

5. Accounts Receivable

   Accounts receivable at December 31, 2000 and 1999 are as follows:

                                                  As of December 31,
                                              ---------------------------
                                                 2000           1999
                                              ------------  ------------
   Accounts receivable. . . . . . . . . . .  $   5,841,663  $   3,424,984
   Unbilled revenue . . . . . . . . . . . .      1,509,855        208,619
   Allowance for doubtful accounts. . . . .     (1,450,866)      (376,399)
                                              ------------   ------------
                                             $   5,900,652  $   3,257,204
                                              ============   ============
   The provision for doubtful accounts was $1,325,384, $324,441 and $28,133 for the years ended December 31, 2000, 1999 and 1998, respectively.

6. Property and Equipment

   Property and equipment consists of the following:

                                                  As of December 31,
                                              ---------------------------
                                                 2000           1999
                                              ------------  ------------
   Network placed in service. . . . . . . .  $  78,885,313  $  40,291,575
   Network development in process . . . . .      7,177,509     12,790,617
   Office and computer equipment. . . . . .     29,285,884      5,925,278
   Furniture and fixtures . . . . . . . . .      5,121,658      1,428,356
   Less accumulated depreciation. . . . . .    (30,013,874)    (5,338,156)
                                              ------------   ------------
   Property and equipment, net. . . . . . .  $  90,456,490  $  55,097,670
                                              ============   ============

   The Company's DSL-based network includes equipment under capital

                                                                         81
leases, equipment, installation, and collocation fees. Collocation fees represent nonrecurring fees paid to obtain central office space for location of certain equipment. When a new portion of the Company's network has been completed and made available for use, it is transferred from network development to network placed in service.

   As of December 31, 2000 and 1999, the recorded cost of the equipment under capital leases, consisting primarily of network equipment, was $52,698,436 and $22,939,012, respectively. Accumulated amortization for this equipment under capital leases was $18,204,834 and $2,998,446 as of December 31, 2000 and 1999, respectively.

   The Company capitalized costs associated with the design and implementation of the Company's systems including internally and externally developed software. As of December 31, 2000 and 1999, the recorded cost of software and software-in development was $15,741,057 and $2,546,669, respectively.

   Network development in process is net of a transfer of assets to SBC of $23.7 million. This transfer was part of the Series B preferred stock conversion agreement in which the Company agreed to assign substantially all of the central office sites built by the Company in the southeastern and western regions of the United States. See Note 11 for additional information.

   In 2000, the Company recorded a loss on impairment of $300,000 which is included in selling, general and administrative expense in the Statement of Operations.

7. Note Payable

   On October 16, 1998, the Company entered into a $10,000,000 line of credit agreement and a $30,000,000 equipment financing agreement (see Note
9) with Ascend Communications, Inc. (Ascend). Under the terms of the line of credit, the Company could draw on the line of credit in $1,000,000 increments up to a maximum of $5,000,000. The Company could draw the remaining $5,000,000, also in $1,000,000 increments, upon (i) completing the purchase or lease of equipment in excess of $15,000,000 from Ascend and
(ii) demonstrating that at least 70% of such equipment is being used by the Company to generate revenue. The Company was required to make interest only payments at an annual rate of 8.25% on the amounts advanced for the first nine months from the date of the advance. For the next thirty-three months the Company was required to make principal and interest payments in accordance with a sixty-month amortization schedule using an interest rate of 8.25% for the first eighteen months at a rate equal to the prevailing high yield bond index for the next fifteen months. The remaining unpaid interest was due forty-two months after the related advance. The credit agreement required immediate repayment in the event of an initial public offering or debt offering in excess of $40,000,000 or a change in control, as defined.

   On May 4, 1999, the Company amended its financing agreement with

                                                                         82
Ascend. The amendment reduced the line of credit available for working capital loans from $10,000,000 to $5,000,000 and relieved the Company's obligation to repay these loans upon the Company's IPO. As of December 31, 2000 and 1999, the Company's total obligation under this agreement for working capital was $2,453,211 and $2,932,136.

   Principal payments due under this note payable as of December 31, 2000 are as follows:

      Year ending December 31,                               Amount
      ------------------------                            ------------
         2001 . . . . . . . . . . . . . . . . . . . . .   $    532,312
         2002 . . . . . . . . . . . . . . . . . . . . .      1,920,899
                                                          ------------
                                                          $  2,453,211
                                                          ============

   On March 31, 1999, the Company entered into a financing agreement whereby certain holders of its Series A preferred stock agreed to invest an additional $10,000,000 in the Company. Under the agreement, the Company received $5,000,000 on April 1, 1999 and an additional $5,000,000 on May 11, 1999 by issuing 8% convertible notes. Concurrent with the IPO, these notes, including principal and accrued interest, were converted into 833,334 shares of common stock.

   On February 4, 2000, in connection with the Company's strategic financing agreement with SBC and Telmex, SBC and Telmex loaned the Company a total of $30 million ($15 million each) until the Company received the necessary regulatory approvals to complete a preferred stock offering. The loans bore interest at a rate of prime plus 2%. Upon completion of the preferred stock offering on March 7, 2000, the Company exchanged the loans and accrued interest of $229,726 for preferred stock.

8. Deferred Compensation Liability

   The Company has an unfunded deferred compensation plan for certain key executives. Under the plan, executives deferred a portion of their compensation by electing future payments in three equal installments in June 1999, December 1999 and June 2000. At December 31, 2000 and 1999, the deferred compensation liability was $0 and $166,667, respectively. Interest accrues on deferred amounts on a quarterly basis at a rate determined by management which is currently 6% based on the rate of interest for three-year Federal treasury notes. Accrued interest related to these amounts was $0 and $25,833 at December 31, 2000 and 1999, respectively.

9. Commitments and Contingencies

    Leases

   The Company leases or subleases office space in Maryland, Massachusetts, New York, Pennsylvania and Virginia and collocation space in

                                                                         83
central offices under the terms of the interconnection agreements with Verizon and other vendors. On October 27, 1999, the Company executed a lease for space in Herndon, Virginia. The Company entered into a Letter of Credit agreement, in the amount of $1,600,000 with a financial institution, that will serve as collateral for this lease. Commitments for minimum rental payments under noncancelable leases and subleases at December 31, 2000 are as follows:

      Year ending December 31,                               Amount
      ------------------------                            ------------
         2001 . . . . . . . . . . . . . . . . . . . . .   $  3,562,406
         2002 . . . . . . . . . . . . . . . . . . . . .      2,798,796
         2003 . . . . . . . . . . . . . . . . . . . . .      2,815,095
         2004 . . . . . . . . . . . . . . . . . . . . .      2,720,740
         2005 . . . . . . . . . . . . . . . . . . . . .      2,215,478
         Thereafter . . . . . . . . . . . . . . . . . .      7,209,679
                                                          ------------
      Total minimum rental payments . . . . . . . . . .   $ 21,322,194
                                                          ============

   Rent expense for the years ended December 31, 2000, 1999 and 1998 was $5,600,240, $1,580,211 and $113,600, respectively.

   During 2000 and 1999, the Company entered into capital leases related to the acquisition of property and equipment, consisting primarily of network equipment. Initially, the Company entered into a master lease agreement with Ascend to finance purchases of up to $30,000,000 through capital lease agreements. During 1999, this agreement was amended and increased to $95,000,000. In addition, the Company has an arrangement with Paradyne Corporation whereby the Company can finance equipment purchases of up to $8,000,000 subject to vendor approval. The Company entered into sale/leaseback transactions in the amount of $5,502,720 and $530,000 during 2000 and 1999. The leaseback transactions were accounted for as capital leases. The present value of future minimum capital lease payments as of December 31, 2000, is as follows:

      Year ending December 31,                               Amount
      ------------------------                            ------------
         2001 . . . . . . . . . . . . . . . . . . . . .   $ 17,543,348
         2002 . . . . . . . . . . . . . . . . . . . . .     17,306,127
         2003 . . . . . . . . . . . . . . . . . . . . .     11,284,801
         2004 . . . . . . . . . . . . . . . . . . . . .      1,996,701
                                                          ------------
                                                            48,130,977
      Less amounts representing interest. . . . . . . .     (6,310,768)
                                                          ------------
      Present value of net minimum lease payments . . .     41,820,209
      Less current portion of capital lease obligations     14,075,691
                                                          ------------
      Long-term portion of capital lease obligations. .   $ 27,744,518
                                                          ============

                                                                         84
    Purchase commitments

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

    Employment agreements

   The Company has entered into an employment agreement with certain of its executive officers. Each agreement has an initial term of four years, subject to earlier termination upon 30 days prior notice. These agreements are automatically extended for additional one year terms unless the Company or the employee elects to terminate the agreement within 30 days before the end of the current term. Under these agreements, these employees are eligible to receive an initial annual base salary that will be increased by at least 5% each year, based upon performance objectives set by the Board of Directors. The employees are also eligible to receive an annual bonus of up to 20% of the executives' then current salary. The bonus is payable in cash, stock or a combination of both at the election of the board of directors.

    Liquidity and capital resources

   During 2000 and 1999, the Company incurred operating losses of $120,589,115 and $41,431,064, respectively, and negative cash flows from operations of $77,590,832 and $20,183,676, respectively. The Company has an accumulated deficit of $160,635,363 at December 31, 2000 and expects to incur operating losses for the foreseeable future. Management has taken actions to significantly reduce both operating and capital expenditures. These actions include restructuring operations to more closely align operating costs with revenues, reducing selling, general and administrative expenses through workforce reductions, and reviewing and revising network expenditures. Currently, the Company has sufficient cash, cash equivalents and short-term investments to fund operations until early 2002. Management is exploring debt, equity and other strategic options to provide additional funding for operations in future periods. There can be no assurance that such additional funding will be available on terms attractive to the Company, or at all.

    Pending litigation

   The Company is currently involved in a number of legal proceedings, some of which, as described below, could have a material adverse effect on

                                                                         85
the Company's business, financial position, results of operations or cash
flows.   Additionally, the Company's present and possible future legal proceedings and claims, whether with or without merit, could be expensive to defend, divert management's attention, and consume the Company's time and resources. There can be no assurance concerning the outcome of current or future legal proceedings or claims.

   The Company is a defendant, along with two directors and a principal stockholder, and a counter-claimant, in a case filed in the United States District Court for the Eastern District of Virginia in November 2000 by former officer Christopher J. Melnick. Plaintiff alleges several causes of action including breach of contract and securities fraud, and seeks both monetary damages in an amount to be proven at trial and a declaratory judgment. The Company has filed an answer substantially denying Plaintiff's allegations and has also filed a counterclaim against Mr. Melnick. Mr. Melnick's motion for a temporary restraining order was denied. The case is now in discovery.

   InterConnX Inc. initiated an action against the Company in the United States District Court for the Eastern District of Virginia in November 2000. Plaintiff alleges claims for breach of contract and seeks monetary damages in the amount of approximately $955,000. The Company has filed an answer substantially denying Plaintiff's allegations. The case is now in discovery.

   Vitria Technology, Inc. initiated an action against the Company in the Fairfax County Circuit Court, Virginia in November 2000. Plaintiff alleges several causes of action and seeks monetary damages in the amount of approximately $540,000. The Company has filed an answer substantially denying Plaintiff's allegations. The case is now in discovery.

   Additionally, the Company is subject to state telecommunications regulators, FCC and court decisions as they relate to the interpretation and implementation of the 1996 Telecom Act, the Federal Communications Act of 1934, as amended, various state telecommunications statutes and regulations, the interpretation of competitive telecommunications company interconnection agreements in general and the Company's interconnection agreements in particular. In some cases, the Company may be deemed to be bound by the results of ongoing proceedings of these bodies or the legal outcomes of other contested interconnection agreements that are similar to the Company's agreements. The results of any of these proceedings could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

                                                                         86
10.   Income Taxes

   The provision (benefit) for income taxes consists of the following:

                                                                              For the years ended December 31,
                                                                          ------------------------------------------
                                                                             2000           1999           1998
                                                                         ------------   ------------    ------------
  Current tax provision (benefit) . . . . . . . . . . . . . . . . . . .  $     49,892   $    (71,292)  $    (105,119)
  Deferred tax provision. . . . . . . . . . . . . . . . . . . . . . . .           -              -            77,146
                                                                         ------------   ------------    ------------
     Total provision (benefit) for income taxes . . . . . . . . . . . .  $     49,892   $    (71,292)  $     (27,973)
                                                                         ============   ============    ============

  Deferred tax assets are comprised of the following:

                                                                                     As of December 31,
                                                                          ------------------------------------------
                                                                             2000           1999           1998
                                                                         ------------   ------------    ------------
  Deferred compensation . . . . . . . . . . . . . . . . . . . . . . . .  $    978,550   $     64,367   $     349,956
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .        73,622         15,139          19,149
  Accrued other expenses. . . . . . . . . . . . . . . . . . . . . . . .     1,443,769         69,712             -
  Bad debt expense. . . . . . . . . . . . . . . . . . . . . . . . . . .       560,325        145,365          20,066
  Net operating loss. . . . . . . . . . . . . . . . . . . . . . . . . .    59,329,828     15,446,718         444,160
  Depreciation expense. . . . . . . . . . . . . . . . . . . . . . . . .    (5,573,473)    (2,691,163)         (2,083)
  Valuation allowance . . . . . . . . . . . . . . . . . . . . . . . . .   (56,812,621)   (12,928,552)       (709,662)
                                                                         ------------   ------------    ------------
  Net deferred tax assets . . . . . . . . . . . . . . . . . . . . . . .  $        -     $    121,586   $     121,586
                                                                         ============   ============    ============

   As of December 31, 2000, a valuation allowance has been established against the Company's net deferred tax assets. This allowance reflects management's determination that such benefits will more than likely not be realized. The increase in the valuation allowance of $43,884,069 for 2000 is primarily related to additional net operating losses in the United States.

   A reconciliation between the provision for income taxes from operations computed using the federal statutory income tax rate and the Company's effective tax rate is as follows (there are no material changes to the Company's effective tax rate for 2000):

                                                                                  Years ended December 31,
                                                                          ------------------------------------------
                                                                             2000           1999           1998
                                                                         ------------   ------------    ------------
  Income tax provision (benefit) at Federal statutory rate. . . . . . .     (34.0)%        (34.0)%        (34.0)%
  State income taxes, net of federal provision (benefit). . . . . . . .      (4.6)          (4.6)          (2.7)
  Change in valuation allowance . . . . . . . . . . . . . . . . . . . .      39.9           30.4           33.7
  Business meals, entertainment, penalties and other. . . . . . . . . .       0.3            1.1            1.5
  Amortization of deferred compensation on stock options
      disallowed for tax purposes . . . . . . . . . . . . . . . . . . .      (1.5)           6.9            0.0
                                                                         ------------   ------------    ------------
     Income tax provision (benefit) . . . . . . . . . . . . . . . . . .       0.1%          (0.2)%         (1.5)%
                                                                         ============   ============    ============


                                                                         87
   At December 31, 2000, 1999 and 1998, the Company had a U.S. net operating loss carryforward of approximately $153,624,620, $39,996,680 and $1,150,077, respectively, which may be used to offset future taxable income. These carryforwards begin to expire in 2018.

11.   Mandatorily Redeemable Preferred Stock and Stockholders' Equity

   On August 3, 1998, the Company was recapitalized with authorized capital stock that included 15,000,000 shares of preferred stock. As of December 31, 2000, the Company had 3,500,000 shares of undesignated preferred stock, none of which was issued or outstanding.

    Mandatorily Redeemable Preferred Stock

   On August 6, 1998, the Company issued 10,000,000 shares of Series A preferred stock and 22,050,000 shares of common stock for total proceeds of $10,004,900, excluding direct issuance costs of $55,798. The Company had allocated $5,074,042 and $4,875,060 of the net proceeds to the Series A preferred stock and common stock, respectively, based on the Company's estimate of fair value of the Series A preferred stock and common stock.

   At the time of the IPO, $5,000,000 of Series A preferred stock was converted into 416,667 shares of common stock at $12.00 per share, the public offering price, with the remaining shares of Series A preferred stock and all accrued dividends and accretion, amounting to $1,238,096, canceled without additional payment to the holders of those shares.

   On March 7, 2000, the Company issued 1,500,000 shares of Series B preferred stock for total proceeds of $150,000,000 excluding direct issuance costs of $208,818. The convertible Series B preferred stock is non-voting and pays a 7.0% dividend, which can be satisfied with either additional stock or cash. Each $100.00 share of Series B preferred stock is convertible at any time at the election of the holder into 3.2258 shares of the Company's common stock, or a total of 4,838,700 common shares. The Series B preferred stock may be called by the Company for mandatory conversion into its common stock at any time between two and five years after the original issue date, provided the Company's common stock is trading above $31.00 per share. On each anniversary of the issue date, beginning on the second anniversary and ending on the seventh anniversary, the holders of the Series B preferred stock may request that the Company redeem the shares for a cash amount equal to $100 per share plus unpaid dividends. The Company may postpone such right until the following year for all but the seventh year if its common stock share price is below $31.00 for a specified period preceding the anniversary date. The Series B preferred stockholders have the right to maintain their percentage equity ownership interests in the Company's common stock through a right of primary offer mechanism in the financing agreement. This right permits them to purchase, in any subsequent offering of the Company's stock, on the same terms and conditions as the stock is offered to third parties, an amount of stock that will allow them to maintain their respective percentage

                                                                         88
ownership interests. Through a separate agreement with the Company's present principal stockholders, Spectrum Equity Investors II, L.P. and Jonathon P. Aust, the Company's Chief Executive Officer, the Series B preferred stockholders also have a right of first offer to purchase, in certain circumstances, any shares that these stockholders may wish to sell in the future.

   On December 22, 2000, the Company signed an agreement with SBC Communications, Inc. (SBC), a Series B preferred stockholder, to convert their shares of Series B preferred stock plus accrued dividends which totaled $79,171,235, at $31 per share, the original conversion price, into 2,554,375 shares of common stock. The conversion was part of a series of agreements whereby the Company induced SBC to convert their shares of Series B preferred stock into shares of common stock of the Company. The series of agreements included: (i) the transfer of property, plant and equipment comprised of 397 central office sites in the southeastern and western regions of the United States with a carrying value of $22,141,000;
(ii) the sale of 19 central office sites for $1,600,000; (iii) the purchase by SBC from the Company of certain third-party network equipment; (iv) the provision of a $5,000,000 line of credit to finance costs associated with the transfer of the central offices noted above; (v) the assumption of certain of the Company's rights and obligations or alternatively, subletting of the fourth and fifth floors of the Company's headquarters facility in Herndon, Virginia; and (vi) reimbursement for $300,000 of future leasehold improvements or moving expenses. The inducement is recorded as a reduction to stockholders' equity and an increase to net loss applicable to common shareholders.

   The preferred stock activity is summarized as follows:

                                                                               Series A                      Series B
                                                                       ---------------------------   ---------------------------

                                                                         Shares         Amount         Shares          Amount
                                                                       ------------   ------------   ------------   ------------
   Balance, December 31, 1998 . . . . . . . . . . . . . . . . . . . .    10,000,000  $   5,640,651            -     $        -
   Accrued dividends. . . . . . . . . . . . . . . . . . . . . . . . .           -          339,726            -              -
   Accretion to redemption price. . . . . . . . . . . . . . . . . . .           -          257,719            -              -
   Conversion of preferred stock to
          common stock. . . . . . . . . . . . . . . . . . . . . . . .    (5,000,000)    (5,000,000)           -              -
   Cancellation of preferred stock. . . . . . . . . . . . . . . . . .    (5,000,000)    (1,238,096)           -              -
                                                                       ------------   ------------   ------------   ------------
   Balance, December 31, 1999 . . . . . . . . . . . . . . . . . . . .           -              -              -              -
   Issuance of shares . . . . . . . . . . . . . . . . . . . . . . . .           -              -        1,500,000    150,000,000
   Issuance costs . . . . . . . . . . . . . . . . . . . . . . . . . .           -              -              -         (208,817)
   Accrued dividends. . . . . . . . . . . . . . . . . . . . . . . . .           -              -              -        8,471,919
   Accretion to redemption price. . . . . . . . . . . . . . . . . . .           -              -              -          145,896
   Conversion of preferred stock to
          common stock. . . . . . . . . . . . . . . . . . . . . . . .           -              -         (750,000)   (79,171,235)
                                                                       ------------   ------------   ------------   ------------
   Balance, December 31, 2000 . . . . . . . . . . . . . . . . . . . .           -    $         -          750,000   $ 79,237,763
                                                                       ============   ============   ============   ============

                                                                         89
    Stock Repurchase

   On August 6, 1998, the Company repurchased 8,550,000 shares of common stock for $1,900,000 from certain founders of the Company. During 2000, the Company repurchased an aggregate of 17,369 shares of common stock from two employees for an aggregate of $1,546. These treasury stock transactions were accounted for at cost.

12.   Stock-Based Compensation

   On July 23, 1998, the Company adopted the 1998 Stock Incentive Plan
(the "Plan"), under which incentive stock options, non-qualified stock options, stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards or any combination thereof may be granted to the Company's employees and certain other persons in accordance with the Plan. The Board of Directors, which administers the Plan, determines the number of options granted, the vesting period and the exercise price. The Board of Directors may terminate the Plan at any time. With respect to options granted prior to February 15, 2000, options granted under the Plan are exercisable into restricted shares of the Company's common stock upon award and expire ten years after the date of grant. The restricted common stock generally vests over a three- or four-year period. Subsequent to exercise, unvested shares of restricted stock cannot be transferred until such shares have vested. Upon voluntary termination, unvested shares of restricted stock can be repurchased by the Company at the lower of fair value or the exercise price. Options granted subsequent to February 15, 2000, under the Company's "Year 2000 Program" of administering the Plan, vest and are exercisable cumulatively over a three-year period commencing with the first anniversary of the date of grant, and expire ten years after the date of grant. At December 31, 1998, 9,000,000 shares were reserved for issuance under the Plan. Effective November 1, 1999 (as approved by the Company's stockholders on June 6, 2000), the Board of Directors increased the number of shares of common stock reserved for issuance under the Plan to 13,250,000.

   On April 1, 1999, the Company entered into a stock option agreement that granted a member of the board of directors an option to purchase 250,000 shares of the Company's common stock at an exercise price of $6.67 per share. On June 3, 1999, the board member exercised the stock option by paying $1,667,500 to the Company. In addition, the agreement stipulated the board member be issued an additional option to purchase 407,500 shares of common stock at an exercise price of $3.00 per share, which option was granted and is unexercised as of December 31, 2000. These options immediately vested upon the Company's IPO. As a result, the Company recognized $3,504,375 of compensation expense during the year ended December 31, 1999.

   The following table summarizes the company's stock option activity:

                                                                                       Weighted
                                                                                       Average
                                                                          Stock        Exercise
                                                                         Options         Price
                                                                       ------------   ------------
   Outstanding, December 31, 1997 . . . . . . . . . . . . . . . . . .           -    $         -
      Granted . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,093,550  $        0.09
                                                                       ------------
   Outstanding, December 31, 1998 . . . . . . . . . . . . . . . . . .     7,093,550  $        0.09
      Granted . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,691,200  $        4.52
      Exercised . . . . . . . . . . . . . . . . . . . . . . . . . . .      (531,996) $        3.29
      Canceled. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (268,295) $        4.59
                                                                       ------------
   Outstanding, December 31, 1999 . . . . . . . . . . . . . . . . . .    10,984,459  $        1.71
      Granted . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,161,300  $        8.45
      Exercised . . . . . . . . . . . . . . . . . . . . . . . . . . .    (3,187,102) $        0.29
      Canceled. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,504,329) $        9.54
                                                                       ------------
   Outstanding, December 31, 2000 . . . . . . . . . . . . . . . . . .    10,454,328  $        3.60
                                                                       ============
   Exercisable, December 31, 1998 . . . . . . . . . . . . . . . . . .     7,093,550  $        0.09
                                                                       ============
   Exercisable, December 31, 1999 . . . . . . . . . . . . . . . . . .    10,984,459  $        1.71
                                                                       ============
   Exercisable, December 31, 2000 . . . . . . . . . . . . . . . . . .     6,452,678  $        1.79
                                                                       ============

   The following table summarizes information about options outstanding and exercisable at December 31, 2000:

                            Options Outstanding                                          Options Exercisable
---------------------------------------------------------------------------     -----------------------------------
                                           Weighted
                                            Average             Weighted                                Weighted
   Range of                                Remaining             Average                                 Average
   Exercise             Number            Contractual           Exercise             Number             Exercise
    Prices            Outstanding            Life                 Price            Exercisable            Price
---------------     ---------------     ---------------     ---------------     ---------------     ---------------
$ 0.09 -   1.41           5,299,239           7.7           $          0.11           5,199,439     $           0.09
$ 1.42 -   3.52           2,637,600           9.6           $          1.75             433,300     $           3.00
$ 3.53 -   8.79             701,229           9.0           $          6.33             356,329     $           5.74
$ 8.80 -  21.97           1,539,213           9.2           $         13.04             363,563     $          13.87
$21.98 -  34.50             277,047           9.1           $         28.54             100,047     $          26.85
                    ---------------                                             ---------------
                         10,454,328           8.6           $          3.60           6,452,678     $           1.79
                    ===============                                             ===============

   In certain instances, the Company has determined the fair value of the underlying common stock on the date of grant was in excess of the exercise price of the options. As a result, the Company recorded deferred compensation of $7,013,122, $23,092,080 and $3,681,750 for the years ended December 31, 2000, 1999 and 1998, respectively. This amount was recorded as an increase to additional paid-in capital and is being amortized as a charge to operations over the vesting periods which range from three to four years of the underlying restricted common stock. The Company recognized stock compensation expense of $7,509,168, $8,165,293 and $218,997 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

                                                                              For the years ended December 31,
                                                                          ------------------------------------------
                                                                             2000           1999           1998
                                                                         ------------   ------------    ------------
  Net loss applicable to common stockholders, as reported . . . . . . .  $149,258,586   $ 40,885,352   $   2,642,547
  Pro forma net loss applicable to common stockholders. . . . . . . . .   159,131,889     42,227,971       2,667,309
  Net loss per share applicable to common stockholders,
     as reported, basic and diluted . . . . . . . . . . . . . . . . . .         (3.18)         (0.99)          (0.10)
  Pro forma net loss per share applicable to common
     stockholders, basic and diluted. . . . . . . . . . . . . . . . . .         (3.39)         (1.02)          (0.10)



   The weighted average fair value of options granted during the years ended December 31, 2000, 1999 and 1998 was approximately $9.09, $7.23 and $1.04, respectively, based on the Black-Scholes option pricing model. Upon termination, unvested shares of restricted stock may be repurchased by the Company at the lower of the exercise price or fair market value.

   The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 2000, 1999 and 1998: Dividend yield of 0%; expected volatility of 0% to 137%; risk-free interest rates of 5.21% to 6.74%; and expected term of five years.

                                                                         92
13.   Employee Benefit Plans

   Profit Sharing Plan and Trust. On September 16, 1998, the Company adopted the Network Access Solution, Inc. 401(k) Profit Sharing Plan and Trust (the Plan). As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Participants must be at least 21 years of age and may make voluntary contributions to the Plan of up to 15% of their compensation not to exceed the federally determined maximum allowable contribution. The Company is not obligated to make contributions or to match participant contributions. Participants incrementally vest in Company contributions on a straight-line basis over their first three years of employment. The Company did not make contributions to the Plan during 1998. During 2000 and 1999, the Company contributed $615,606 and $403,726 to the Plan.


   Employee Stock Purchase Plan. On March 1, 2000, the Company adopted the 2000 Employee Stock Purchase Plan (ESPP). The ESPP, which is intended to qualify under Section 423 of the IRS Code, is implemented by a series of overlapping offering periods of 12 months' duration (other than the first offering period), with new offering periods (other than the first offering period) commencing on January 1 and July 1 of each year. The purchase price per share at which shares will be sold in an offering under the ESPP will be the lower of 85% of the fair market value of a share of the Company's common stock on the first or last day of an offering period. The fair market value of the Company's common stock on a given date will be equal to the closing price of the Company's common stock on such date on The Nasdaq Stock Market, as reported in The Wall Street Journal. Eligible employees, or participants, may elect to set aside, through payroll deductions, up to 15% of their compensation to purchase common stock of the Company, although no participant may accrue payroll deductions exceeding $10,000 during any offering period. In January 2001, participants purchased 123,571 shares at a price of $0.53, related to the offering period ended December 31, 2000. The Company has reserved 500,000 shares of common stock for the ESPP, of which 376,429 were available for future issuance as of December 31, 2000.

14.   Segment Information

   In accordance with SFAS No. 131, the Company discloses certain segment information. The financial results of the Company's segments are presented on an accrual basis. The Company evaluates the performance of its segments and allocates resources to them based on gross profit. There are no intersegment revenues. The table below presents information about the reported gross profit (loss) of the Company's reportable segments for the years ended December 31, 2000, 1999 and 1998. Asset information is not reported for the product sales and consulting services segments, as this data is not considered by the Company in making its decisions regarding operating matters.

                                                                         Product
                                                                        Sales and
                                                                       Consulting       Network      Reconciling
                                                                        Services        Services        Items           Total
                                                                       ------------   ------------   ------------   ------------
                                                                                   (unaudited; dollars in thousands)
   As of and for the year ended December 31, 2000:
      Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . $      19,914  $      10,703  $         -     $     30,617
                                                                       ============   ============   ============   ============
      Gross profit (loss) (1) . . . . . . . . . . . . . . . . . . . . $       1,662  $     (11,938) $         -     $    (10,276)
                                                                       ============   ============   ============   ============
   Property and equipment, net. . . . . . . . . . . . . . . . . . . . $         -    $      61,245  $      29,211   $     90,456
                                                                       ============   ============   ============   ============
   As of and for the year ended December 31, 1999:
      Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . $      15,619  $       1,820  $         -     $     17,439
                                                                       ============   ============   ============   ============
      Gross profit (loss) (1) . . . . . . . . . . . . . . . . . . . . $       2,592  $      (2,993) $         -     $       (401)
                                                                       ============   ============   ============   ============
   Property and equipment, net. . . . . . . . . . . . . . . . . . . . $         -    $      49,240  $       5,858   $     55,098
                                                                       ============   ============   ============   ============
   As of and for the year ended December 31, 1998:
      Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . $      11,328  $         311  $         -     $     11,639
                                                                       ============   ============   ============   ============
      Gross profit (1). . . . . . . . . . . . . . . . . . . . . . . . $       1,928  $         270  $         -     $      2,198
                                                                       ============   ============   ============   ============
   Property and equipment, net. . . . . . . . . . . . . . . . . . . . $         -    $       4,652  $         379   $      5,031
                                                                       ============   ============   ============   ============

__________

(1) Adjustments that are made to the total of the segments gross profit in order to arrive at income (loss) before income taxes are as follows:

                                                                              For the years ended December 31,
                                                                          ------------------------------------------
                                                                             2000           1999           1998
                                                                         ------------   ------------    ------------
                                                                              (unaudited; dollars in thousands)
  Gross profit (loss) (exclusive of depreciation and
     amortization presented below). . . . . . . . . . . . . . . . . . .  $    (10,276)  $       (401)  $       2,198
  Operating expenses:
     Selling, general and administrative. . . . . . . . . . . . . . . .        78,128         27,670           4,017
     Amortization of deferred compensation. . . . . . . . . . . . . . .         7,509          8,165             219
     Depreciation and amortization. . . . . . . . . . . . . . . . . . .        24,676          5,195             130
                                                                         ------------   ------------    ------------
  Loss from operations. . . . . . . . . . . . . . . . . . . . . . . . .      (120,589)       (41,431)         (2,168)
     Interest income. . . . . . . . . . . . . . . . . . . . . . . . . .         6,536          2,095             145
     Interest expense . . . . . . . . . . . . . . . . . . . . . . . . .        (3,823)        (1,023)            (81)
  Follow-on offering costs. . . . . . . . . . . . . . . . . . . . . . .          (574)           -               -
                                                                         ------------   ------------    ------------
  Loss before income taxes. . . . . . . . . . . . . . . . . . . . . . .  $   (118,450)  $    (40,359)  $      (2,104)
                                                                         ============   ============    ============

                                                                         94
                   REPORT OF INDEPENDENT ACCOUNTANTS ON
                       FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Network Access Solutions Corporation:

Our audits of the financial statements referred to in our report dated March 22, 2001, appearing in this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

                                 PricewaterhouseCoopers LLP

McLean, Virginia
March 22, 2001

                                                                         95
                                SCHEDULE II

                     VALUATION AND QUALIFYING ACCOUNTS


                                                                       Balance at     Charged to                     Balance at
                                                                       Beginning       Costs and                       End of
                                                                       of Period       Expenses      Deductions        Period
                                                                       ------------   ------------   ------------   ------------
                                                                                            (in thousands)
Tax valuation allowance:
   Year ended December 31, 2000 . . . . . . . . . . . . . . . . . . . $  12,928,552  $  43,884,069  $         -     $ 56,812,621
   Year ended December 31, 1999 . . . . . . . . . . . . . . . . . . . $     709,662  $  12,218,890  $         -     $ 12,928,552
   Year ended December 31, 1998 . . . . . . . . . . . . . . . . . . . $         -    $     709,662  $         -     $    709,662

Allowance for doubtful accounts receivable:
   Year ended December 31, 2000 . . . . . . . . . . . . . . . . . . . $     376,399  $   1,325,384  $    (250,917)  $  1,450,866
   Year ended December 31, 1999 . . . . . . . . . . . . . . . . . . . $      51,958  $     324,441  $         -     $    376,399
   Year ended December 31, 1998 . . . . . . . . . . . . . . . . . . . $      23,825  $      28,133  $         -     $     51,958


                                                                         96
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                 PART  III

Item 10. Directors and Executive Officers of the Registrant.

   The information required by this Item is incorporated by reference to the sections of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 5, 2001, entitled "Election of Directors - Board of Directors and Nominees for Election as Directors," "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance," to be filed with the Commission.

Item 11. Executive Compensation.

   The information required by this Item is incorporated by reference to the sections of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 5, 2001, entitled "Directors and Executive Officers - Directors' Compensation" and "Executive Compensation," to be filed with the Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   The information required by this Item is incorporated by reference to the section of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 5, 2001, entitled "Security Ownership - Security Ownership of Directors, Executive Officers and Certain Beneficial Owners," to be filed with the Commission.

Item 13. Certain Relationships and Related Transactions.

   The information required by this Item is incorporated by reference to the sections of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 5, 2001, entitled "Election of Directors - Board of Directors and Nominees for Election as Directors" and "Directors and Executive Officers - Compensation Committee Interlocks and Insider Participation," to be filed with the Commission.

                                 PART  IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      (1)   Financial Statements

         See the Index included in Item 8 on Page 71 of this Form 10-K.

                                                                         97
   (2)   Financial Statement Schedules

         See the Index included in Item 8 on Page 71 of this Form 10-K.

   (3)   Exhibits

         3.1      Amended and Restated Certificate of Incorporation of the
                  Company (2)

         3.2      Amended and Restated By-Laws of the Company (2)

         3.3      Certificate of the Designations, Voting Powers,
                  Preferences and Relative, Participating, Optional or Other Special Rights of Preferred Stock and
                  Qualifications, Limitations or Restrictions Thereof dated February 4, 2000 (4)

         4.1 Specimen stock certificate for shares of Common Stock of the Company (2)

         4.2 Specimen stock certificate for shares of Series B Preferred Stock of the Company (4)

         10.1 Master Equipment Lease Agreement dated November 17, 1998, by and between the Company and Paradyne Credit Corporation (2,3)

         10.2 Purchase and Sale Agreement dated as of October 16, 1998, by and between the Company and Ascend
                  Communications, Inc., as amended (2,3)

         10.3 Master Lease Agreement dated October 9, 1998, by and between the Company and Ascend Credit Corporation (2)

         10.4 Promissory Note dated October 16, 1998, by and between the Company and Ascend Communications, Inc., as amended (2)

         10.5 Commercial Lease dated February 24, 1997, by and between the Company, Sterling/Gunston Limited Partnership and Bernstein Management Corporation (2)

         10.5.1 First Lease Amendment dated June 26, 1998, by and between the Company and Sterling/Gunston LLC (2)

         10.5.2 Third Lease Amendment dated February 1, 1999, by and between the Company and Sterling/ Gunston LLC (2)

         10.6 Sublease dated August 31, 1998, by and between the Company and U.S. Interactive, Inc. (2)

                                                                         98
         10.7 Letter of Intent dated March 2, 1999 by and between the Company and Trans Dulles Center, Inc. (2)

         10.8 Employment Agreement dated as of August 16, 1998, by and between the Company and Jonathan P. Aust (2)

         10.9 Employment Agreement dated as of July 13, 1998, by and between the Company and Christopher J. Melnick (2)

         10.10 Employment Agreement dated as of July 13, 1998, by and between the Company and Scott G. Yancey, Jr. (2)

         10.11 Employment Agreement dated as of August 18, 1998, by and between the Company and James A. Aust (2)

         10.12 Employment Agreement dated as of March 1, 1999, by and between the Company and John J. Hackett (2)

         10.13    1998 Stock Incentive Plan, as amended (2)

         10.14 Incentive Stock Option Grant Agreement dated July 23, 1998, by and between the Company and Scott G. Yancey, Jr., as amended (2)

         10.15 Incentive Stock Option Grant Agreement dated July 23, 1998, by and between the Company and Christopher J. Melnick, as amended (2)

         10.16 Incentive Stock Option Grant Agreement dated November 1, 1998, by and between the Company and James A. Aust (2)

         10.17 Incentive Stock Option Grant Agreement dated March 30, 1999, by and between the Company and John J. Hackett (2)

         10.18 Deferred Compensation Agreement dated June 1, 1997, by and between the Company and Jonathan P. Aust (2)

         10.19 Deferred Compensation Agreement dated June 1, 1997, by and between the Company and James A. Aust (2)

         10.20 Repurchase Agreement dated August 6, 1998, by and between the Company and Longma M. Aust, Jonathan P. Aust, James A. Aust and Stephen L. Aust (2)

         10.21 Investor Rights Agreement dated August 6, 1998, by and between the Company, Spectrum Equity Investors II, L.P., SEA 1998 II, L.P., FBR Technology Venture Partners L.P. and W2 Venture Partners, LLC, as amended (2)

                                                                         99
         10.22 Series A Preferred Stock Purchase Agreement dated August 6, 1998, by and between the Company, Spectrum Equity Investors II, L.P., SEA 1998 II, L.P., FBR Technology Venture Partners L.P. and W2 Venture Partners, LLC (2)

         10.23 Amended and Restated Note Purchase Agreement dated as of March 31, 1999 and amended as of May 11, 1999, by and between the Company, Spectrum Equity Investors II, L.P. and FBR Technology Venture Partners L.P. (2)

         10.24 Amended and Restated Convertible Note dated as of March 31, 1999, by and between the Company and Spectrum Equity Investors II, L.P. (2)

         10.25 Amended and Restated Convertible Note dated as of March 31, 1999, by and between the Company and FBR Technology Venture Partners L.P. (2)

         10.26 Nonqualified Stock Option Grant Agreement dated April 1, 1999, by and between the Company and Dennis R.
                  Patrick (2)

         10.27 Deed of Lease dated April 8, 1999, by and between the Company and TransDulles Center, Inc. (2)

         10.28 Letter Agreement dated May 6, 1999, by and between the Company and SBC Communications Inc. (2)

         10.29 Letter Agreement dated May 7, 1999, by and between the Company and Telefonos de Mexico, S.A. de C.V. (2)

         10.30 Letter Agreement dated May 10, 1999, by and between the Company and DSL Solutions, Inc. d/b/a DSL Networks (2)

         10.31 Employment Agreement dated as of September 13, 1999 by and between the Company and Worth D. MacMurray (3)

         10.32 Nonqualified Stock Option Grant Agreement dated August 9, 1999 by and between the Company and Worth D.
                  MacMurray (3)

         10.33 Lease Agreement by and between Dulles Tech, Inc. and the Company dated October 27, 1999 (4)

         10.34 Stock Purchase Agreement dated February 4, 2000 by and between the Company and SBC Communications Inc. (4)

         10.35 Stock Purchase Agreement dated February 4, 2000 by and between the Company and Telefonos de Mexico, S.A. de C.V. (4)

                                                                        100
         10.36 Summary of Operating Agreement dated February 4, 2000 by and between the Company and each of SBC Telecom, Inc.
                  and Telefonos de Mexico, S.A. de C.V. (4)

         10.37    2000 Employee Stock Purchase Plan (4)

         10.38 Settlement Agreement and Mutual General Release dated December 22, 2000 by and between the Company and SBC Communications Inc.

         10.39 Settlement Agreement and Mutual General Release dated December 22, 2000 by and between the Company and Telefonos de Mexico, S.A. de C.V.

         10.40 First Amendment to Stock Purchase Agreement dated December 22, 2000 by and between the Company and SBC Communications Inc.

         10.41 Notice of Conversion letter dated December 21, 2000 to the Company from SBC Communications Inc. exercising its right to convert its Series B preferred stock to common stock of the Company

         10.42 Equipment Purchase Agreement dated December 22, 2000 by and between the Company and SBC Telecom, Inc.

         10.43 Procurement Spend Agreement dated December 22, 2000 by and between the Company and SBC Communications Inc.

         10.44 Master Collocation Agreement dated December 22, 2000 by and between the Company and SBC Communications Inc.

         10.45 Senior Note dated December 22, 2000 from the Company to SBC Communications Inc.

         10.46 Lease Termination and Assumption Agreement dated December 22, 2000 by and between the Company and SBC Asset Management Inc.

         10.47 Assignment and Assumption Agreement dated December 22, 2000 by and between the Company and SBC Telecom Inc. concerning certain GTE Corporation, d/b/a Verizon Communications, central offices.

         10.48 Assignment and Assumption Agreement dated December 22, 2000 by and between the Company and SBC Telecom Inc. concerning certain BellSouth Telecommunications, Inc. central offices.

                                                                        101
         10.49 Assignment and Assumption Agreement dated December 22, 2000 by and between the Company and SBC Telecom Inc. concerning certain Qwest Communications central offices.

         10.50 First Amendment dated February 28, 2001, to Master Collocation Agreement dated December 22, 2000 by and between the Company and SBC Communications Inc.

         10.51 First Amendment dated February 28, 2001, to Assignment and Assumption Agreement dated December 22, 2000 by and between the Company and SBC Telecom Inc. concerning certain GTE Corporation, d/b/a Verizon Communications, central offices.

         10.52 First Amendment dated February 28, 2001, to Assignment and Assumption Agreement dated December 22, 2000 by and between the Company and SBC Telecom Inc. concerning certain BellSouth Telecommunications, Inc. central offices.

         10.53 First Amendment dated February 28, 2001, to Assignment and Assumption Agreement dated December 22, 2000 by and between the Company and SBC Telecom Inc. concerning certain Qwest Communications central offices.

         23.1     Consent of PricewaterhouseCoopers, LLP
__________

   (1) Confidential portions omitted and supplied separately to the Securities and Exchange Commission.
   (2) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-74679).
   (3) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-93455).
   (4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(b)      Reports on Form 8-K

         On January 31, 2001, the registrant filed a Current Report on Form 8-K reporting that the registrant had reached an agreement with SBC on the conversion of its Series B preferred stock and that, as a result, the registrant would take a reduction to paid-in capital of approximately $24 million in the fourth quarter of 2000.

                                                                        102
(c)      Exhibits

   See the list of Exhibits in Item 14(a)(3) beginning on Page 106 of this Form 10-K.

(d)      Financial Statement Schedules

   See the Index included in Item 8 on Page 71 of this Form 10-K.

                                                                        103
                                SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Herndon, Commonwealth of Virginia.

                                     Network Access Solutions Corporation


Dated:  March 30,2001                By:        /s/  Jonathan P. Aust
                                          --------------------------------
                                                  Jonathan P. Aust,
                                                    Chairman and
                                               Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                   Title                        Date
         ---------                   -----                        ----


   /s/ Jonathan P. Aust      Chairman and                    March 30, 2001
---------------------------  Chief Executive Officer
     Jonathan P. Aust        (Principal Executive Officer)
                             and a Director

 /s/ Nicholas J. Williams    President and                   March 30, 2001
---------------------------  Chief Operating Officer
   Nicholas J. Williams      and a Director


     /s/ Mark E. Scott       Chief Financial Officer         March 30, 2001
---------------------------  (Principal Financial and
       Mark E. Scott         Accounting Officer)


  /s/  Brion B. Applegate    Director                        March 30, 2001
---------------------------
    Brion B. Applegate


 /s/  Robert A. Nicholson    Director                        March 30, 2001
---------------------------
    Robert A. Nicholson


                             Director                        March 30, 2001
---------------------------
     Dennis R. Patrick

                                                                        104
                               EXHIBIT INDEX

   Exhibit No.       Description

      3.1      Amended and Restated Certificate of Incorporation of the
               Company (2)

      3.2      Amended and Restated By-Laws of the Company (2)

      3.3 Certificate of the Designations, Voting Powers, Preferences and Relative, Participating, Optional or Other Special Rights of Preferred Stock and Qualifications, Limitations or Restrictions Thereof dated February 4, 2000 (4)

      4.1 Specimen stock certificate for shares of Common Stock of the Company (2)

      4.2 Specimen stock certificate for shares of Series B Preferred Stock of the Company (4)

      10.1 Master Equipment Lease Agreement dated November 17, 1998, by and between the Company and Paradyne Credit
               Corporation (2,3)

      10.2 Purchase and Sale Agreement dated as of October 16, 1998, by and between the Company and Ascend Communications, Inc., as amended (2,3)

      10.3 Master Lease Agreement dated October 9, 1998, by and between the Company and Ascend Credit Corporation (2)

      10.4 Promissory Note dated October 16, 1998, by and between the Company and Ascend Communications, Inc., as amended (2)

      10.5 Commercial Lease dated February 24, 1997, by and between the Company, Sterling/Gunston Limited Partnership and Bernstein Management Corporation (2)

      10.5.1 First Lease Amendment dated June 26, 1998, by and between the Company and Sterling/Gunston LLC (2)

      10.5.2 Third Lease Amendment dated February 1, 1999, by and between the Company and Sterling/ Gunston LLC (2)

      10.6 Sublease dated August 31, 1998, by and between the Company and U.S. Interactive, Inc. (2)

      10.7 Letter of Intent dated March 2, 1999 by and between the Company and Trans Dulles Center, Inc. (2)

                                                                        105
      10.8 Employment Agreement dated as of August 16, 1998, by and between the Company and Jonathan P. Aust (2)

      10.9 Employment Agreement dated as of July 13, 1998, by and between the Company and Christopher J. Melnick (2)

      10.10 Employment Agreement dated as of July 13, 1998, by and between the Company and Scott G. Yancey, Jr. (2)

      10.11 Employment Agreement dated as of August 18, 1998, by and between the Company and James A. Aust (2)

      10.12 Employment Agreement dated as of March 1, 1999, by and between the Company and John J. Hackett (2)

      10.13    1998 Stock Incentive Plan, as amended (2)

      10.14 Incentive Stock Option Grant Agreement dated July 23, 1998, by and between the Company and Scott G. Yancey, Jr., as amended (2)

      10.15 Incentive Stock Option Grant Agreement dated July 23, 1998, by and between the Company and Christopher J. Melnick, as amended (2)

      10.16 Incentive Stock Option Grant Agreement dated November 1, 1998, by and between the Company and James A. Aust (2)

      10.17 Incentive Stock Option Grant Agreement dated March 30, 1999, by and between the Company and John J. Hackett (2)

      10.18 Deferred Compensation Agreement dated June 1, 1997, by and between the Company and Jonathan P. Aust (2)

      10.19 Deferred Compensation Agreement dated June 1, 1997, by and between the Company and James A. Aust (2)

      10.20 Repurchase Agreement dated August 6, 1998, by and between the Company and Longma M. Aust, Jonathan P. Aust, James A. Aust and Stephen L. Aust (2)

      10.21 Investor Rights Agreement dated August 6, 1998, by and between the Company, Spectrum Equity Investors II, L.P., SEA 1998 II, L.P., FBR Technology Venture Partners L.P. and W2 Venture Partners, LLC, as amended (2)

      10.22 Series A Preferred Stock Purchase Agreement dated August 6, 1998, by and between the Company, Spectrum Equity Investors II, L.P., SEA 1998 II, L.P., FBR Technology Venture Partners L.P. and W2 Venture Partners, LLC (2)

                                                                        106
      10.23 Amended and Restated Note Purchase Agreement dated as of March 31, 1999 and amended as of May 11, 1999, by and between the Company, Spectrum Equity Investors II, L.P. and FBR Technology Venture Partners L.P. (2)

      10.24 Amended and Restated Convertible Note dated as of March 31, 1999, by and between the Company and Spectrum Equity Investors II, L.P. (2)

      10.25 Amended and Restated Convertible Note dated as of March 31, 1999, by and between the Company and FBR Technology Venture Partners L.P. (2)

      10.26 Nonqualified Stock Option Grant Agreement dated April 1, 1999, by and between the Company and Dennis R. Patrick (2)

      10.27 Deed of Lease dated April 8, 1999, by and between the Company and TransDulles Center, Inc. (2)

      10.28 Letter Agreement dated May 6, 1999, by and between the Company and SBC Communications Inc. (2)

      10.29 Letter Agreement dated May 7, 1999, by and between the Company and Telefonos de Mexico, S.A. de C.V. (2)

      10.30 Letter Agreement dated May 10, 1999, by and between the Company and DSL Solutions, Inc. d/b/a DSL Networks (2)

      10.31 Employment Agreement dated as of September 13, 1999 by and between the Company and Worth D. MacMurray (3)

      10.32 Nonqualified Stock Option Grant Agreement dated August 9, 1999 by and between the Company and Worth D. MacMurray (3)

      10.33 Lease Agreement by and between Dulles Tech, Inc. and the Company dated October 27, 1999 (4)

      10.34 Stock Purchase Agreement dated February 4, 2000 by and between the Company and SBC Communications Inc. (4)

      10.35 Stock Purchase Agreement dated February 4, 2000 by and between the Company and Telefonos de Mexico, S.A. de C.V. (4)

      10.36 Summary of Operating Agreement dated February 4, 2000 by and between the Company and each of SBC Telecom, Inc. and Telefonos de Mexico, S.A. de C.V. (4)

      10.37    2000 Employee Stock Purchase Plan (4)

                                                                        107
      10.38 Settlement Agreement and Mutual General Release dated December 22, 2000 by and between the Company and SBC Communications Inc.

      10.39 Settlement Agreement and Mutual General Release dated December 22, 2000 by and between the Company and Telefonos de Mexico, S.A. de C.V.

      10.40 First Amendment to Stock Purchase Agreement dated December 22, 2000 by and between the Company and SBC Communications Inc.

      10.41 Notice of Conversion letter dated December 21, 2000 to the Company from SBC Communications Inc. exercising its right to convert its Series B preferred stock to common stock of the Company

      10.42 Equipment Purchase Agreement dated December 22, 2000 by and between the Company and SBC Telecom, Inc.

      10.43 Procurement Spend Agreement dated December 22, 2000 by and between the Company and SBC Communications Inc.

      10.44 Master Collocation Agreement dated December 22, 2000 by and between the Company and SBC Communications Inc.

      10.45 Senior Note dated December 22, 2000 from the Company to SBC Communications Inc.

      10.46 Lease Termination and Assumption Agreement dated December 22, 2000 by and between the Company and SBC Asset
               Management Inc.

      10.47 Assignment and Assumption Agreement dated December 22, 2000 by and between the Company and SBC Telecom Inc. concerning certain GTE Corporation, d/b/a Verizon Communications, central offices.

      10.48 Assignment and Assumption Agreement dated December 22, 2000 by and between the Company and SBC Telecom Inc. concerning certain BellSouth Telecommunications, Inc. central offices.

      10.49 Assignment and Assumption Agreement dated December 22, 2000 by and between the Company and SBC Telecom Inc. concerning certain Qwest Communications central offices.

      10.50    First Amendment dated February 28, 2001, to Master
               Collocation Agreement dated December 22, 2000 by and between the Company and SBC Communications Inc.

                                                                        108
      10.51 First Amendment dated February 28, 2001, to Assignment and Assumption Agreement dated December 22, 2000 by and between the Company and SBC Telecom Inc. concerning certain GTE Corporation, d/b/a Verizon Communications, central offices.

      10.52 First Amendment dated February 28, 2001, to Assignment and Assumption Agreement dated December 22, 2000 by and between the Company and SBC Telecom Inc. concerning certain BellSouth Telecommunications, Inc. central offices.

      10.53 First Amendment dated February 28, 2001, to Assignment and Assumption Agreement dated December 22, 2000 by and between the Company and SBC Telecom Inc. concerning certain Qwest Communications central offices.

      23.1     Consent of PricewaterhouseCoopers, LLP
__________

   (1) Confidential portions omitted and supplied separately to the Securities and Exchange Commission.
   (2) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-74679).
   (3) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-93455).
   (4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.