Form 10-Q
period 2001-03-31
NETWORK ACCESS SOLUTIONS CORP
filed 2001-05-15
CIK 1081665

                                                                          1
                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                 FORM 10-Q

          Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


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

     The number of shares outstanding of the registrant's Common Stock on May 1, 2001, after giving effect to any shares in treasury, was 52,545,093.

                                                                          2
                   NETWORK ACCESS SOLUTIONS CORPORATION

                                   INDEX

                                 FORM 10-Q


PART I - FINANCIAL INFORMATION                                         Page

Item 1.   Financial Statements:

          Balance Sheets as of March 31, 2001 and December 31, 2000 . . . 3

          Statements of Operations and Other Comprehensive
               Loss for the three months ended March 31,
               2001 and 2000. . . . . . . . . . . . . . . . . . . . . . . 4

          Statements of Cash Flows for the three months
               ended March 31, 2001 and 2000. . . . . . . . . . . . . . . 5

          Notes to Financial Statements . . . . . . . . . . . . . . . . . 6

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations. . . . . . . . . . . .17

Item 3.   Quantitative and Qualitative Disclosures about Market Risk. . .26


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .27

Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . . . .28

Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . . .28

Item 4.   Submission of Matters to a Vote of Security Holders . . . . . .28

Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . .28

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .28


Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .29

                                                                          3
                      PART I - FINANCIAL INFORMATION
                     ITEM 1.     FINANCIAL STATEMENTS

                   NETWORK ACCESS SOLUTIONS CORPORATION
                              BALANCE SHEETS
                 (In thousands, except share information)

                                                                        As of          As of
                                                                       March 31,     December 31,
                                                                         2001           2000
ASSETS                                                               ------------    ------------
                                                                      (unaudited)
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . .    $     18,279   $      14,735
  Short-term investments. . . . . . . . . . . . . . . . . . . . .          29,349          53,081
  Accounts receivable, net of allowance for doubtful accounts of
     $1,066 and $1,451 as of March 31, 2001 and
     December 31, 2000, respectively. . . . . . . . . . . . . . .           5,025           5,901
  Prepaid and other current assets. . . . . . . . . . . . . . . .           1,773           2,361
  Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . .             463             456
                                                                     ------------    ------------
     Total current assets . . . . . . . . . . . . . . . . . . . .          54,889          76,534
Property and equipment, net . . . . . . . . . . . . . . . . . . .          85,740          90,456
Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . .           1,600           1,600
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . .           1,590           1,581
                                                                     ------------    ------------
     Total assets . . . . . . . . . . . . . . . . . . . . . . . .    $    143,819   $     170,171
                                                                     ============    ============

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .    $     14,533   $      15,164
  Accrued expense . . . . . . . . . . . . . . . . . . . . . . . .          23,657          24,920
  Current portion of capital lease obligations. . . . . . . . . .          14,881          14,076
  Current portion of note payable . . . . . . . . . . . . . . . .             540             532
  Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . .               8              14
                                                                     ------------    ------------
     Total current liabilities. . . . . . . . . . . . . . . . . .          53,619          54,706
  Long term portion of capital lease obligations. . . . . . . . .          25,021          27,745
  Long-term portion of note payable . . . . . . . . . . . . . . .           1,781           1,921
  Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . .             220             -
                                                                     ------------    ------------
     Total liabilities. . . . . . . . . . . . . . . . . . . . . .          80,641          84,372
                                                                     ------------    ------------
Commitments and contingencies
Series B mandatorily redeemable preferred stock, $0.001 par value,
  750,000 shares authorized, issued and outstanding as of
  March 31, 2001 and December 31, 2000, respectively
  (liquidation preference $80,595 (unaudited) and $79,301 as of
  March 31, 2001 and December 31, 2000, respectively) . . . . . .          80,547          79,238
                                                                     ------------    ------------
Stockholders' (deficit) equity:
  Common stock, $0.001 par value, 150,000,000 shares authorized,
      61,120,899 and 59,573,474 shares issued and outstanding as
      of March 31, 2001 and December 31, 2000, respectively . . .              61              60
  Additional paid-in capital. . . . . . . . . . . . . . . . . . .         179,427         186,775
  Accumulated other comprehensive gain. . . . . . . . . . . . . .             187             157
  Deferred compensation on stock options. . . . . . . . . . . . .         (10,498)        (17,894)
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . .        (184,644)       (160,635)
  Less treasury stock, at cost, 8,567,369 shares as of March 31,
      2001 and December 31, 2000, respectively. . . . . . . . . .          (1,902)         (1,902)
                                                                     ------------    ------------
     Total stockholders' (deficit) equity . . . . . . . . . . . .         (17,369)          6,561
                                                                     ------------    ------------
     Total liabilities, mandatorily redeemable preferred stock and
           stockholders' (deficit) equity . . . . . . . . . . . .    $    143,819   $     170,171
                                                                     ============    ============

                  The accompanying notes are an integral
                    part of these financial statements.

                                                                          4
                   NETWORK ACCESS SOLUTIONS CORPORATION

           STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
     (Unaudited; in thousands, except share and per share information)

                                                                      For the three months ended
                                                                               March 31,
                                                                      ---------------------------
                                                                         2001           2000
                                                                     ------------    ------------
Revenue:
  Network services. . . . . . . . . . . . . . . . . . . . . . . .    $      4,660   $       1,684
  Product sales and consulting services . . . . . . . . . . . . .           3,204           4,742
                                                                     ------------    ------------
     Total revenue. . . . . . . . . . . . . . . . . . . . . . . .           7,864           6,426
                                                                     ------------    ------------
Operating expenses:
  Network services (exclusive of depreciation and
      amortization presented below) . . . . . . . . . . . . . . .           6,488           3,981
  Product sales and consulting services costs (exclusive of
      depreciation and amortization presented below). . . . . . .           2,605           4,056
  Selling, general and administrative . . . . . . . . . . . . . .          13,951          14,930
  Amortization of deferred compensation on stock options. . . . .             866           1,699
  Depreciation and amortization . . . . . . . . . . . . . . . . .           7,887           3,868
                                                                     ------------    ------------
     Total operating expenses . . . . . . . . . . . . . . . . . .          31,797          28,534
                                                                     ------------    ------------

Loss from operations. . . . . . . . . . . . . . . . . . . . . . .         (23,933)        (22,108)

Interest income (expense), net. . . . . . . . . . . . . . . . . .             (76)            374
Follow-on offering costs. . . . . . . . . . . . . . . . . . . . .             -              (574)
                                                                     ------------    ------------

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (24,009)        (22,308)

Preferred stock dividends . . . . . . . . . . . . . . . . . . . .           1,295             691
Preferred stock accretion . . . . . . . . . . . . . . . . . . . .              14               7
Preferred stock conversion inducement credit. . . . . . . . . . .            (300)            -
                                                                     ------------    ------------

Net loss applicable to common stockholders. . . . . . . . . . . .    $    (25,018)  $     (23,006)
                                                                     ============    ============

Net loss per common share applicable to common
  stockholders (basic and diluted). . . . . . . . . . . . . . . .    $      (0.48)  $       (0.50)
                                                                     ============    ============

Weighted average common shares outstanding (basic and diluted). .      52,338,651      45,968,517
                                                                     ============    ============

Other comprehensive loss:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    (24,009)  $     (22,308)

Other comprehensive loss:
  Unrealized gain on short-term investments available for sale. .              30              11
                                                                     ------------    ------------

Total comprehensive loss. . . . . . . . . . . . . . . . . . . . .    $    (23,979)  $     (22,297)
                                                                     ============    ============

                  The accompanying notes are an integral
                    part of these financial statements.

                                                                          5
                   NETWORK ACCESS SOLUTIONS CORPORATION

                         STATEMENTS OF CASH FLOWS
                         (Unaudited; in thousands)

                                                                      For the three months ended
                                                                               March 31,
                                                                      ---------------------------
                                                                         2001           2000
                                                                     ------------    ------------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    (24,009)  $     (22,308)
  Adjustment to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization expense. . . . . . . . . . . .           7,887           3,868
     Provision for doubtful accounts receivable . . . . . . . . .             167             387
     Amortization of deferred compensation on stock options . . .             866           1,699
     Follow-on offering costs . . . . . . . . . . . . . . . . . .             -               574
     Net changes in assets and liabilities:
       Accounts receivable. . . . . . . . . . . . . . . . . . . .             709          (1,659)
       Inventory. . . . . . . . . . . . . . . . . . . . . . . . .              (7)           (695)
       Prepaid and other current assets . . . . . . . . . . . . .             588            (487)
       Other assets . . . . . . . . . . . . . . . . . . . . . . .              (9)            (84)
       Accounts payable . . . . . . . . . . . . . . . . . . . . .             284          (3,528)
       Accrued expenses . . . . . . . . . . . . . . . . . . . . .             301           1,645
       Deferred revenue . . . . . . . . . . . . . . . . . . . . .             214             109
                                                                     ------------    ------------
          Net cash used in operating activities . . . . . . . . .         (13,009)        (20,479)
                                                                     ------------    ------------

Cash flows from investing activities:
  Sales (purchases) of short-term investments . . . . . . . . . .          23,761         (43,520)
  Expenditures for network under development. . . . . . . . . . .            (246)         (6,945)
  Purchases of property and equipment . . . . . . . . . . . . . .          (3,787)         (3,542)
                                                                     ------------    ------------
          Net cash provided by (used in) investing activities . .          19,728         (54,007)
                                                                     ------------    ------------

Cash flows from financing activities:
  Borrowings on notes payable . . . . . . . . . . . . . . . . . .             -            30,000
  Repayments of notes payable . . . . . . . . . . . . . . . . . .            (132)        (30,000)
  Principal payments on capital leases. . . . . . . . . . . . . .          (3,534)         (1,406)
  Issuance of common stock. . . . . . . . . . . . . . . . . . . .              65             -
  Issuance of mandatorily redeemable preferred stock. . . . . . .             -           150,000
  Issuance costs related to common and preferred stock
     offerings. . . . . . . . . . . . . . . . . . . . . . . . . .             -              (109)
  Issuance costs related to follow-on offering. . . . . . . . . .             -               (64)
  Exercise of stock options . . . . . . . . . . . . . . . . . . .             126             430
  Preferred stock conversion inducement credit. . . . . . . . . .             300             -
                                                                     ------------    ------------
          Net cash (used in) provided by financing activities . .          (3,175)        148,851
                                                                     ------------    ------------

Net increase in cash and cash equivalents . . . . . . . . . . . .           3,544          74,365

Cash and cash equivalents at the beginning of the period. . . . .          14,735          18,240
                                                                     ------------    ------------
Cash and cash equivalents at the end of the period. . . . . . . .    $     18,279   $      92,605
                                                                     ============    ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest . . . . . . . . . . . . . . . . . . . . . . . . . .    $      1,098   $         637
  Non-cash investing and financing activities:
     Capital leases . . . . . . . . . . . . . . . . . . . . . . .           1,615           7,049
     Preferred stock dividends. . . . . . . . . . . . . . . . . .           1,295             691
     Preferred stock accretion. . . . . . . . . . . . . . . . . .              14               7
     Expenditures for offering costs included in accrued
       expenses . . . . . . . . . . . . . . . . . . . . . . . . .             -               550
     Expenditures for network included in accounts payable. . . .           1,406             -
     Purchases of property and equipment included in accounts
       payable. . . . . . . . . . . . . . . . . . . . . . . . . .           1,848             -
     Expenditures for network included in accrued expenses. . . .          10,892             -
     Purchases of property and equipment included in accrued
       expenses . . . . . . . . . . . . . . . . . . . . . . . . .             771             -

                  The accompanying notes are an integral
                    part of these financial statements.

                                                                          6
                   NETWORK ACCESS SOLUTIONS CORPORATION

                       NOTES TO FINANCIAL STATEMENTS
     (Unaudited; in thousands, except share and per share information)


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

   The unaudited balance sheet as of March 31, 2001, the unaudited statements of operations for the three months ended March 31, 2001 and 2000 and the unaudited statement of cash flows for the three months ended March 31, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles, and these financial statements should be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001.

                                                                          7
2. Property and Equipment

   Property and equipment consists of the following:

                                                 As of          As of
                                               March 31,    December 31,
                                                 2001           2000
                                              ------------   ------------
                                              (unaudited)

   Network placed in service. . . . . . .    $      86,244  $      78,885
   Network development in process . . . .            2,238          7,178
   Office and computer equipment. . . . .           29,967         29,286
   Furniture and fixtures . . . . . . . .            5,192          5,121
   Less accumulated depreciation. . . . .          (37,901)       (30,014)
                                              ------------   ------------
   Property and equipment, net. . . . . .    $      85,740  $      90,456
                                              ============   ============

   The Company's DSL-based network includes equipment under capital leases, equipment, installation, and collocation fees. Collocation fees represent nonrecurring fees paid to obtain central office space for location of certain equipment. When a new portion of the Company's network has been completed and made available for use, it is transferred from network development to network placed in service.

   As of March 31, 2001 and December 31, 2000, the recorded cost of the equipment under capital leases, consisting primarily of network equipment, was $54,314 and $52,698, respectively. Accumulated amortization for this equipment under capital leases was $21,826 and $18,205 as of March 31, 2001 and December 31, 2000, respectively.

   The Company capitalized costs associated with the design and implementation of the Company's systems including internally and externally developed software. As of March 31, 2001 and December 31, 2000, the recorded cost of software and software-in development was $16,808 and $15,741, respectively.

   Network development in process is net of a transfer of assets to SBC of $23.7 million. This transfer was part of the Series B preferred stock conversion agreement in which the Company agreed to assign substantially all of the central office sites built by the Company in the southeastern and western regions of the United States. For additional information, see
Note 11 of the Notes to Financial Statements in the Company's annual report on Form 10-K for the year ended December 31, 2000.

                                                                          8
3. Commitments and Contingencies

    Liquidity and capital resources

   For the three months ended March 31, 2001, the Company incurred operating losses of $23,933 and negative cash flows from operations of $13,009. For the year ended December 31, 2000, the Company incurred operating losses of $120,589 and negative cash flows from operations of $77,591. In addition, the Company's working capital has decreased from $21,828 at December 31, 2000, to $1,270 at March 31, 2001. The Company has an accumulated deficit of $184,644 at March 31, 2001, and expects to incur operating losses for the foreseeable future. Management has taken actions to significantly reduce both operating and capital expenditures in order to preserve cash, cash equivalents and short-term investments. These actions include restructuring operations to more closely align operating costs with revenues, reducing selling, general and administrative expenses through workforce and other reductions, and reviewing and revising network expenditures. Currently, the Company has sufficient cash, cash equivalents and short-term investments to fund operations until 2002 based on the implementation of the restructuring plan discussed in Note 7 of these Notes to Financial Statements. Management is exploring debt, equity and other strategic options to provide additional funding for operations in future periods. There can be no assurance that such additional funding will be available on terms attractive to the Company, or at all.

    Pending litigation

   The Company is currently involved in a number of legal proceedings, some of which, as described below, could have a material adverse effect on the Company's business, financial position, results of operations or cash
flows.   Additionally, the Company's present and possible future legal proceedings and claims, whether with or without merit, could be expensive to defend, divert management's attention, and consume the Company's time and resources. There can be no assurance concerning the outcome of current or future legal proceedings or claims.

   The Company is a defendant, along with two directors and a principal stockholder, and a counter-claimant, in a case filed in the United States District Court for the Eastern District of Virginia in November 2000 by former officer Christopher J. Melnick. Plaintiff alleges several causes of action including breach of contract and securities fraud, and seeks both monetary damages in an amount to be proven at trial and a declaratory judgment. The Company has filed an answer substantially denying Plaintiff's allegations and has also filed a counterclaim against Mr. Melnick. Mr. Melnick's motion for a temporary restraining order was denied. The case was settled in May 2001 with the payment of $240 in costs, removal of the restrictive legend on 200,000 shares of common stock and the issuance of 1,063,533 shares of common stock. These shares cannot be transferred, sold or assigned until July 3, 2001, except under certain circumstances.

                                                                          9
   InterConnX Inc. initiated an action against the Company in the United States District Court for the Eastern District of Virginia in November 2000. Plaintiff alleges claims for breach of contract and seeks monetary damages in the amount of approximately $955. The Company has filed an answer substantially denying Plaintiff's allegations. The case was settled in April 2001 with the payment of $200 and the issuance of a $150 promissory note. The note provides for 24 monthly payments of approximately $7, including interest at 9%, with the final payment due in April 2003.

   Vitria Technology, Inc. initiated an action against the Company in the Circuit Court of the County of Fairfax, Virginia in November 2000. Plaintiff alleges several causes of action and seeks monetary damages in the amount of approximately $540. The Company has filed an answer substantially denying Plaintiff's allegations. The case was settled in April 2001 with the payment of $375.

   DMR Consulting Group, Inc. initiated an action against the Company in the Circuit Court of the County of Fairfax, Virginia in April, 2001. Plaintiff alleges several causes of action and seeks monetary damages in the amount of approximately $1,087. The case is now in discovery.

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

4. Mandatorily Redeemable Preferred Stock and Stockholders'
   (Deficit) Equity

   On August 3, 1998, the Company was recapitalized with authorized capital stock that included 15,000,000 shares of preferred stock. As of March 31, 2001, the Company had 3,500,000 shares of undesignated preferred stock, none of which was issued or outstanding.

                                                                         10
    Mandatorily Redeemable Preferred Stock

   On March 7, 2000, the Company issued 1,500,000 shares of Series B preferred stock for total proceeds of $150,000 excluding direct issuance costs of $209. The convertible Series B preferred stock is non-voting and pays a 7.0% dividend, which can be satisfied with either additional stock or cash. Each $100.00 share of Series B preferred stock is convertible at any time at the election of the holder into 3.2258 shares of the Company's common stock, or a total of 4,838,700 common shares. The Series B preferred stock may be called by the Company for mandatory conversion into its common stock at any time between two and five years after the original issue date, provided the Company's common stock is trading above $31.00 per share. On each anniversary of the issue date, beginning on the second anniversary and ending on the seventh anniversary, the holders of the Series B preferred stock may request that the Company redeem the shares for a cash amount equal to $100.00 per share plus unpaid dividends. The Company may postpone such right until the following year for all but the seventh year if its common stock share price is below $31.00 for a specified period preceding the anniversary date. The Series B preferred stockholders have the right to maintain their percentage equity ownership interests in the Company's common stock through a right of primary offer mechanism in the financing agreement. This right permits them to purchase, in any subsequent offering of the Company's stock, on the same terms and conditions as the stock is offered to third parties, an amount of stock that will allow them to maintain their respective percentage ownership interests. Through a separate agreement with the Company's present principal stockholders, Spectrum Equity Investors II, L.P. and Jonathan P. Aust, the Company's Chief Executive Officer, the Series B preferred stockholders also have a right of first offer to purchase, in certain circumstances, any shares that these stockholders may wish to sell in the future.

                                                                         11
   On December 22, 2000, the Company signed an agreement with SBC Communications, Inc. (SBC), a Series B preferred stockholder, to convert their shares of Series B preferred stock plus accrued dividends which totaled $79,171, at $31.00 per share, the original conversion price, into 2,554,375 shares of common stock. The conversion was part of a series of agreements whereby the Company induced SBC to convert their shares of Series B preferred stock into shares of common stock of the Company. The series of agreements included: (i) the transfer of property, plant and equipment comprised of 397 central office sites in the southeastern and western regions of the United States with a carrying value of $22,141; (ii) the sale of 19 central office sites for $1,600; (iii) the purchase by SBC from the Company of certain third-party network equipment; (iv) the provision of a $5,000 line of credit to finance costs associated with the transfer of the central offices noted above; (v) the assumption of certain of the Company's rights and obligations or alternatively, subletting of the fourth and fifth floors of the Company's headquarters facility in Herndon, Virginia; and (vi) reimbursement for $300 of future leasehold improvements or moving expenses. The inducement is recorded as a reduction to stockholders' equity and an increase to net loss applicable to common shareholders.

   The preferred stock activity is summarized as follows:

                                                      Series B
                                              ---------------------------
                                                 Shares         Amount
                                              ------------   ------------
   Balance, December 31, 2000 . . . . . .          750,000  $      79,238
   Accrued dividends. . . . . . . . . . .              -            1,295
   Accretion to redemption price. . . . .              -               14
                                              ------------   ------------
   Balance, March 31, 2001. . . . . . . .          750,000  $      80,547
                                              ============   ============

    Stock Repurchase

   On August 6, 1998, the Company repurchased 8,550,000 shares of common stock for $1,900 from certain founders of the Company. During 2000, the Company repurchased an aggregate of 17,369 shares of common stock from two employees for an aggregate of $2. These treasury stock transactions were accounted for at cost.

                                                                         12
5. Stock-Based Compensation

   On July 23, 1998, the Company adopted the 1998 Stock Incentive Plan
(the Plan), under which incentive stock options, non-qualified stock options, stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards or any combination thereof may be granted to the Company's employees and certain other persons in accordance with the Plan. The Board of Directors, which administers the Plan, determines the number of options granted, the vesting period and the exercise price. The Board of Directors may terminate the Plan at any time. With respect to options granted prior to February 15, 2000, options granted under the Plan are exercisable into restricted shares of the Company's common stock upon award and expire ten years after the date of grant. The restricted common stock generally vests over a three- or four-year period. Subsequent to exercise, unvested shares of restricted stock cannot be transferred until such shares have vested. Upon voluntary termination, unvested shares of restricted stock can be repurchased by the Company at the lower of fair value or the exercise price. Options granted subsequent to February 15, 2000, under the Company's "Year 2000 Program" of administering the Plan, vest and are exercisable cumulatively over a three-year period commencing with the first anniversary of the date of grant, and expire ten years after the date of grant. At December 31, 1998, 9,000,000 shares were reserved for issuance under the Plan. Effective November 1, 1999 (as approved by the Company's stockholders on June 6, 2000), the Board of Directors increased the number of shares of common stock reserved for issuance under the Plan to 13,250,000.

   The following table summarizes the company's stock option activity:

                                                                         13

                                                                                       Weighted
                                                                                       Average
                                                                          Stock        Exercise
                                                                         Options         Price
                                                                       ------------   ------------
   Outstanding, December 31, 2000 . . . . . . . . . . . . . . . . . .    10,454,328  $        3.60
      Granted . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,042,950  $        0.98
      Exercised . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,423,854) $        0.09
      Canceled. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,855,889) $        2.14
                                                                       ------------
   Outstanding, March 31, 2001. . . . . . . . . . . . . . . . . . . .     7,217,535  $        4.48
                                                                       ============
   Exercisable, December 31, 2000 . . . . . . . . . . . . . . . . . .     6,452,678  $        1.79
                                                                       ============
   Exercisable, March 31, 2001. . . . . . . . . . . . . . . . . . . .     3,054,367  $        4.53
                                                                       ============

   The following table summarizes information about options outstanding and exercisable at March 31, 2001:

                            Options Outstanding                                          Options Exercisable
---------------------------------------------------------------------------     -----------------------------------
                                           Weighted
                                            Average             Weighted                                Weighted
   Range of                                Remaining             Average                                 Average
   Exercise             Number            Contractual           Exercise             Number             Exercise
    Prices            Outstanding            Life                 Price            Exercisable            Price
---------------     ---------------     ---------------     ---------------     ---------------     ---------------
$ 0.09 -   1.41           2,820,896           8.4           $          0.45           1,697,983     $           0.09
$ 1.42 -   3.52           2,314,850           9.4           $          1.79             433,300     $           3.00
$ 3.53 -   8.79             533,026           8.7           $          6.05             322,076     $           5.71
$ 8.80 -  21.97           1,340,043           8.9           $         13.27             473,760     $          14.74
$21.98 -  34.50             208,720           8.9           $         28.67             127,248     $          27.99
                    ---------------                                             ---------------
                          7,217,535           8.8           $          4.48           3,054,367     $           4.53
                    ===============                                             ===============

                                                                         14
   In certain instances, the Company has determined the fair value of the underlying common stock on the date of grant was in excess of the exercise price of the options. This amount is recorded as an increase to additional paid-in capital and is amortized as a charge to operations over the vesting periods, which range from three to four years, of the underlying restricted common stock. Upon subsequent cancellation of such options, a decrease to additional paid-in capital is recorded for the unvested amount. As a result, the Company recorded deferred compensation of $(6,530) and $8,952 for the three months ended March 31, 2001 and 2000, respectively. The Company recognized stock compensation expense of $866 and $1,699 for the three months ended March 31, 2001 and 2000, respectively.

   SFAS No. 123, Accounting for Stock-Based Compensation, encourages adoption of a fair value-based method for valuing the cost of stock-based compensation. However, it allows companies to continue to use the intrinsic value method for options granted to employees and disclose pro forma net loss applicable to common stockholders and net loss per common share applicable to common stockholders. Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net loss and loss per common share would have been as follows:

                                                                      For the three months ended
                                                                               March 31,
                                                                      ---------------------------
                                                                         2001           2000
                                                                     ------------    ------------
   Net loss applicable to common stockholders, as reported. . . .    $     25,018   $      23,006
   Pro forma net loss applicable to common stockholders . . . . .          27,787          24,856
   Net loss per common share applicable to common stockholders,
      as reported, basic and diluted. . . . . . . . . . . . . . .           (0.48)          (0.50)
   Pro forma net loss per common share applicable to common
      stockholders, basic and diluted . . . . . . . . . . . . . .           (0.53)          (0.54)

   The weighted average fair value of options granted during the three months ended March 31, 2001 and 2000 was approximately $1.14 and $23.24, respectively, based on the Black-Scholes option pricing model. Upon termination, unvested shares of restricted stock may be repurchased by the Company at the lower of the exercise price or fair market value.

   The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the three months ended March 31, 2001 and 2000: Dividend yield of 0%; expected volatility of 0% to 159%; risk-free interest rates of 4.59% to 6.65%; and expected term of five years.

                                                                         15
6. Segment Information

   In accordance with SFAS No. 131, the Company discloses certain segment information. The financial results of the Company's segments are presented on an accrual basis. The Company evaluates the performance of its segments and allocates resources to them based on gross profit. There are no intersegment revenues. The table below presents information about the reported gross profit (loss) of the Company's reportable segments for the three months ended March 31, 2001 and 2000. Asset information is not reported for the product sales and consulting services segments, as this data is not considered by the Company in making its decisions regarding operating matters.

                                                                             Product
                                                                            Sales and
                                                                 Network   Consulting   Reconciling
                                                                Services    Services       Items       Total
                                                               ----------  ----------   ----------  ----------
   As of and for the three months ended March 31, 2001:
      Revenue . . . . . . . . . . . . . . . . . . . . . . .    $    4,660  $    3,204   $      -    $    7,864
                                                               ==========  ==========   ==========  ==========
      Gross profit (loss) (1) . . . . . . . . . . . . . . .    $   (1,828) $      599   $      -    $   (1,229)
                                                               ==========  ==========   ==========  ==========
      Property and equipment, net . . . . . . . . . . . . .    $   57,965  $      -     $   27,775  $   85,740
                                                               ==========  ==========   ==========  ==========
   As of and for the three months ended March 31, 2000:
      Revenue . . . . . . . . . . . . . . . . . . . . . . .    $    1,684  $    4,742   $      -    $    6,426
                                                               ==========  ==========   ==========  ==========
      Gross profit (loss) (1) . . . . . . . . . . . . . . .    $   (2,297) $      686   $      -    $   (1,611)
                                                               ==========  ==========   ==========  ==========
      Property and equipment, net . . . . . . . . . . . . .    $   59,182  $      -     $    9,583  $   68,765
                                                               ==========  ==========   ==========  ==========

_______________
  (1) Adjustments that are made to the total of the segments gross profit in order to arrive at loss before income taxes are as follows:

                                                                      For the three months ended
                                                                               March 31,
                                                                      ---------------------------
                                                                         2001           2000
                                                                     ------------    ------------
   Gross loss (exclusive of depreciation and
      amortization presented below) . . . . . . . . . . . . . . .    $     (1,229)  $      (1,611)
   Operating expenses:
      Selling, general and administrative.. . . . . . . . . . . .          13,951          14,930
      Amortization of deferred compensation on stock options. . .             866           1,699
      Depreciation and amortization . . . . . . . . . . . . . . .           7,887           3,868
                                                                     ------------    ------------
   Loss from operations . . . . . . . . . . . . . . . . . . . . .         (23,933)        (22,108)
   Interest income (expense), net . . . . . . . . . . . . . . . .             (76)            374
   Follow-on offering costs . . . . . . . . . . . . . . . . . . .             -              (574)
                                                                     ------------    ------------
   Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    (24,009)  $     (22,308)
                                                                     ============    ============

                                                                         16
7. Subsequent Events

   On May 4, 2001, the Company's $95,000 capital lease facility with
Ascend (Lucent) expired. The Company is currently negotiating with various leasing companies for a replacement lease facility.

   On May 11, 2001, the Company announced a restructuring plan, under which the Company will reduce selling, general and administrative expenses by approximately 50% by eliminating nearly 150 positions and reducing other expenses. In addition, the anticipated capital expenditures have been reduced to approximately $8,000 for 2001. The Company is also evaluating unproductive central office facilities and other fixed assets and is considering a variety of options that will improve the return on the investment in these assets including rental to other carriers. The Company is currently evaluating the financial impact of this event in future quarters.

                                                                         17
ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS

   The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes included elsewhere in this Form 10-Q and the financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2000. Historical results and percentage relationships among any amounts in the Financial Statements are not expected to be indicative of trends in operating results for any future period.

Forward-looking Statements

   This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those contemplated in these forward-looking statements. In particular, the risks and uncertainties include those described under "Risk Factors" in our June 1999 IPO Prospectus, in our annual report on Form 10-K for the year ended December 31, 2000 and in other periodic SEC filings, and other related risks and uncertainties which include, among other things, (i) our ability to successfully market our services to current and new customers;
(ii) the effect of competition; (iii) our ability to react to trends in regulatory, legislative and judicial developments; (iv) our ability to manage growth of our operations; (v) our ability to secure additional sources of financing; (vi) our ability to reduce operating expenses; (vii) our ability to successfully manage our lease obligations and vendor liabilities and maintain available lease lines; (viii) our ability to continue to comply with the listing standards of The Nasdaq Stock Market and remain listed on this exchange; (ix) our ability to manage the business under the restructuring plan; (x) the difficulty of predicting the new and rapidly evolving high-speed data communications industry; and (xi) acquisitions involving us which may disrupt the business and be dilutive to our existing stockholders. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise the information contained in this Form 10-Q, whether as a result of new information, future events or circumstances or otherwise.

                                                                         18
Overview

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

   To exploit this opportunity, we began to develop technical standards and processes for delivery of DSL-based services to our customers. We now seek to solve the data communications needs of our business customers by offering them network services, telecommunications products and equipment made by others and consulting services. Although the majority of our revenue has historically been derived from our product sales and consulting services, we expect to continue to dedicate most of our financial and management resources to further developing our network services business. Through this business, which includes our CopperNet service offering, we provide metropolitan area networks, or MANs, and wide area networks, or WANs, to our customers. We also manage and monitor our customers' networks. Through our product sales business, we sell telecommunications equipment that our customers use to build, maintain and secure their networks. Through our consulting services business, we design our customers networks, install the related equipment and provide services to help them secure their networks.

                                                                         19
   On February 8, 2000, in connection with the announcement of a strategic summary operating agreement with SBC Telecom, Inc. and Telefonos de Mexico, S.A. de D.V. and a $150 million preferred stock investment by SBC Communications Inc. and Telmex Communications, LLC, we announced that we would be extending our network deployment into the southeastern and western regions of the United States. We refer to these SBC entities as SBC and these Telmex entities as Telmex. We, along with SBC and Telmex, had initially targeted deployment in the following 20 markets within these regions: Atlanta, Charlotte, Denver, Greensboro, Jacksonville, Louisville, Memphis, Miami, Minneapolis, Nashville, New Orleans, Orlando, Phoenix, Portland, Raleigh-Durham, Salt Lake City, Seattle, Tampa, Tucson and West Palm Beach.

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

                                                                         20
      - the agreement of SBC to assume our rights and obligations, either through termination and assumption or alternatively through assignment, concerning 46,500 of the total 61,500 square feet at our leased distribution center in Sterling, Virginia;

      - a settlement and mutual release of certain claims between us and SBC; and

      - a settlement and mutual release of certain claims between us and Telmex.

   We currently offer networking using our own infrastructure in the following nine northeast and mid-Atlantic cities and their surrounding markets: Baltimore, Boston, New York, Norfolk, Philadelphia, Pittsburgh, Richmond, Washington D.C. and Wilmington. Customer locations outside of these major metropolitan areas are served through partnerships with Intermedia, WorldCom, AT&T and Covad.

   As of March 31, 2001, we had installed DSL equipment in more than 500 central offices within our northeast and mid-Atlantic markets. We had also installed T-1 equipment in a subset of 139 offices and other switching centers, which essentially completes our current plans for the roll-out of our network in these markets. Additional markets will be opened on a case-by-case basis as market conditions provide. We estimate that the central offices where we currently have installed our equipment serve substantially all of the business users in these specific areas served by the given central office. As of March 31, 2001, we had installed more than 13,396 lines in our northeast and mid-Atlantic regions.

   We expect to continue to incur substantial operating losses, net losses and negative cash flow during the expansion of our network service business.

                                                                         21
Results of Operations

   The following table presents our results of operations data and the components of net loss as a percentage of our revenue.

                                                                      For the three months ended
                                                                               March 31,
                                                                     ------------------------------
                                                                         2001              2000
                                                                     ------------      ------------
   Revenue:                                                             (percentage of revenue)
      Network services. . . . . . . . . . . . . . . . . . . . . .            59.3%             26.2%
      Product sales and consulting services . . . . . . . . . . .            40.7              73.8
                                                                     ------------      ------------
        Total revenue . . . . . . . . . . . . . . . . . . . . . .           100.0             100.0
                                                                     ------------      ------------
   Operating expenses:
      Network services (exclusive of depreciation and
          amortization presented below) . . . . . . . . . . . . .            82.5              61.9
      Product sales and consulting services costs (exclusive of
          depreciation and amortization presented below). . . . .            33.1              63.1
      Selling, general and administrative . . . . . . . . . . . .           177.4             232.4
      Amortization of deferred compensation on stock options. . .            11.0              26.4
      Depreciation and amortization . . . . . . . . . . . . . . .           100.3              60.2
                                                                     ------------      ------------
        Total operating expenses. . . . . . . . . . . . . . . . .           404.3             444.0
                                                                     ------------      ------------
   Loss from operations . . . . . . . . . . . . . . . . . . . . .          (304.3)           (344.0)
   Interest income (expense), net . . . . . . . . . . . . . . . .            (1.0)              5.8
   Follow-on offering costs . . . . . . . . . . . . . . . . . . .             -                (8.9)
                                                                     ------------      ------------
   Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . .          (305.3)           (347.1)
   Preferred stock dividends. . . . . . . . . . . . . . . . . . .            16.5              10.8
   Preferred stock accretion. . . . . . . . . . . . . . . . . . .             0.2               0.1
   Preferred stock conversion inducement credit . . . . . . . . .            (3.8)              -
                                                                     ------------      ------------
   Net loss applicable to common stockholders . . . . . . . . . .          (318.2)%          (358.0)%
                                                                     ============      ============

                                                                         22
THREE MONTHS ENDED MARCH 31, 2001 COMPARED
TO THREE MONTHS ENDED MARCH 31, 2000

     Revenue. We recognized $7.9 million in revenue for the three months ended March 31, 2001, as compared to $6.4 million for the three months ended March 31, 2000, an increase of $1.5 million. This increase was attributable to a $3.0 million increase in network services partially offset by a $1.5 million decrease in product sales and consulting services. Network services revenue increased from $1.7 million for the three months ended March 31, 2000 to $4.7 million for the three months ended March 31, 2001. This was the result of increased sales of services related to our DSL-enabled network, which was completed in 2000. Product sales and consulting services revenue decreased from $4.7 million for the three months ended March 31, 2000 to $3.2 million for the three months ended March 31, 2001. This decrease was primarily attributable to a slowdown in capital spending by many of our established customers, which is expected to continue.

     Network services costs. Network services costs were $6.5 million for the three months ended March 31, 2001, as compared to $4.0 million for the three months ended March 31, 2000, an increase of $2.5 million. This increase was due to a sales increase of $3.0 million, and reduced costs.

     Product sales and consulting services costs. Product sales and consulting services costs were $2.6 million for the three months ended March 31, 2001, as compared to $4.1 million for the three months ended March 31, 2000, a decrease of $1.5 million. This was due to a decrease in product sales and consulting services revenue of $1.5 million over the same period.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $14.0 million for the three months ended March 31, 2001, as compared to $14.9 million for the three months ended March 31, 2000, a decrease of $900,000. This decrease was due to reduced expenditures attributable to a workforce restructuring in the fourth quarter 2000.

     Amortization of deferred compensation on stock options. Amortization of deferred compensation was $866,000 for the three months ended March 31, 2001, as compared to $1.7 million for the three months ended March 31, 2000, a decrease of $833,000. This decrease is attributable to the decrease in the unamortized deferred compensation principally due to the cancellation of stock options granted to key employees.

                                                                         23
     Depreciation and amortization expense. Depreciation and amortization expense was $7.9 million for the three months ended March 31, 2001, as compared to $3.9 million for the three months ended March 31, 2000, an increase of $4.0 million. This was primarily due to fixed asset additions related to our CopperNet network, computer equipment and software, office furnishings and leasehold improvements, which together increased from $78.0 million at March 31, 2000, to $123.6 million at March 31, 2001.

     Loss from operations. Our loss from operations was $23.9 million for the three months ended March 31, 2001, as compared to $22.1 million for the three months ended March 31, 2000, an increase of $1.8 million. The increased loss for the three months ended March 31, 2001 was primarily due to increased depreciation and amortization and other reasons discussed above.

     Interest income (expense), net. Net interest expense was $(76,000) for the three months ended March 31, 2001, as compared to net interest income of $374,000 for the three months ended March 31, 2000. The increase in interest expense is primarily due to increased interest on capital lease obligations and reduced interest income due to lower cash balances.

     Follow-on offering costs. During the three months ended March 31, 2000, we expensed $574,000 related to our follow-on offering of common stock that we commenced during first quarter 2000 but subsequently withdrew due to unfavorable market conditions. There were no similar costs during the comparable period in 2001.

     Preferred stock dividends. During the three months ended March 31, 2001 the amount of preferred stock dividends was $1.3 million, as compared to $691,000 for the three months ended March 31, 2000, an increase of $604,000. This increase is attributable to the issuance of our Series B preferred stock of $150 million during March 2000. The Company accrued dividends at 7% per annum on the Series B preferred stock outstanding principal amount.

     Preferred stock accretion. During the three months ended March 31, 2001, the amount of preferred stock accretion to redemption price recognized was $14,000, as compared to $7,000 for the three months ended March 31, 2000, an increase of $7,000.

     Preferred stock conversion inducement credit. During the three months ended March 31, 2001 the amount of preferred stock inducement credit recognized was $300,000. There were no similar credits during the comparable period in 2000. This conversion credit was part of the Series B preferred stock conversion agreement with SBC in which we were reimbursed for expenses.

                                                                         24
     Net loss applicable to common stockholders. For the foregoing reasons, our net loss applicable to common stockholders was $25.0 million for the three months ended March 31, 2001, as compared to $23.0 million for the three months ended March 31, 2000, an increase of $2.0 million.

Liquidity and Capital Resources

     For the three months ended March 31, 2001, we incurred operating losses of $23.9 million and negative cash flows from operations of $13.0 million. For the year ended December 31, 2000, we incurred losses of $120.6 million and negative cash flows from operations of $77.6 million. In addition, our working capital decreased from $21.8 million at December 31, 2000, to $1.3 million at March 31, 2001. We had an accumulated deficit of $184.6 million at March 31, 2001 and expect to incur operating losses for the foreseeable future. Management has taken actions to significantly reduce both operating, selling, general and administrative expenses and capital expenditures in order to preserve cash, cash equivalents and short-term investments. These actions include restructuring operations to more closely align operating costs with revenues, reducing selling, general and administrative expenses and capital expenditures through workforce and other reductions, and reviewing and revising network expenditures. Currently, we have sufficient cash, cash equivalents and short-term investments to fund operations until 2002 based on the implementation of the restructuring plan discussed in Note 7 of these Notes to Financial Statements. Management expects to continue to reduce operating costs and selling, general and administrative expenses and capital expenditures. Management is exploring debt, equity and other strategic options to provide additional funding for operations in future periods. Such debt, equity and other strategic options may involve significant potential dilution to common stockholders. There can be no assurance that such additional funding will be available on terms attractive to us, or at all.

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

     Operating Activities. Net cash used in operating activities for the three months ended March 31, 2001 was $13.0 million. This was primarily the result of operating losses of $24.0 million attributable to the expansion of our CopperNet network and development of our CopperNet services. This was partially offset by increases in non-cash expenses consisting primarily of depreciation and amortization of $7.9 million.

                                                                         25
     Net cash used in operating activities for the three months ended March 31, 2000 was $20.5 million. This was primarily the result of operating losses of $22.3 million attributable to the expansion of our CopperNet network and development of our CopperNet services, but also the result of a decrease in accounts payable of $3.5 million and an increase in accounts receivable of $1.7 million. This was partially offset by an increase in non-cash expenses consisting primarily of depreciation and amortization of $3.9 million, amortization of deferred compensation on stock options of $1.7 million and an increase in accrued expenses of $1.6 million.

     Investing Activities. Net cash provided by investing activities was $19.7 million for the three months ended March 31, 2001. This was primarily the result of sales of short-term investments of $23.8 million. This was partially offset by purchases of property and equipment of $3.8 million.

     Net cash used in investing activities was $54.0 million for the three months ended March 31, 2000. This was primarily the result of purchases of short-term investments of $43.5 million and deployment of equipment for our CopperNet services of $6.9 million. This was accompanied by purchases of property and equipment of $3.5 million.

     Financing Activities. Net cash used in financing activities was $3.2 million for the three months ended March 31, 2001. This was primarily the result of principal payments on capital leases of $3.5 million.

     Net cash provided by financing activities was $148.9 million for the three months ended March 31, 2000. This was primarily the result of proceeds from our preferred stock offering of $150.0 million. This was partially offset by principal payments on capital lease obligations of $1.4 million.

                                                                         26
     Debt and Capital Lease Arrangements. We currently have debt and capital lease facilities available to us of approximately $135.5 million. Of this amount, Lucent (through its acquisition of Ascend) has provided us with a $95.0 million capital lease facility to fund acquisitions of certain Lucent equipment, under which $22.0 million was outstanding as of March 31, 2001. The terms of our capital leases range from three to four years. These leases require monthly lease payments and have an interest rate of 9.5%. Lucent has the right to withdraw or suspend further advances to us if our interconnection agreements with Verizon are not renewed or are terminated, or if certain key employees terminate their employment with us without competent replacement, in the reasonable commercial judgment of Lucent.

     On May 4, 2001, our $95.0 million capital lease facility with Lucent expired. We are currently negotiating with various leasing companies for a replacement lease facility. There can be no guarantee that our negotiations will be successful. In addition, we have arrangements with other vendors that permit us to finance up to $35.5 million of equipment and other assets and $5.0 million of working capital, under a variety of applicable interest rates ranging from 6.0% to 13.3%. An aggregate of $39.9 million was outstanding under these arrangements, including the Lucent facilities, as of March 31, 2001.


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

     We are a defendant, along with two directors and a principal stockholder, and a counter-claimant, in a case filed in the United States District Court for the Eastern District of Virginia in November 2000 by former officer Christopher J. Melnick. Plaintiff alleges several causes of action including breach of contract and securities fraud, and seeks both monetary damages in an amount to be proven at trial and a declaratory judgment. We have filed an answer substantially denying Plaintiff's allegations and have also filed a counterclaim against Mr. Melnick. Mr. Melnick's motion for a temporary restraining order was denied. The case was settled in May 2001 with the payment of $240,000 in costs, removal of the restrictive legend on 200,000 shares of common stock and the issuance of 1,063,533 shares of common stock. These shares cannot be transferred, sold or assigned until July 3, 2001, except under certain circumstances.

     InterConnX Inc. initiated an action against us in the United States District Court for the Eastern District of Virginia in November 2000. Plaintiff alleges claims for breach of contract and seeks monetary damages in the amount of approximately $955,000. We have filed an answer substantially denying Plaintiff's allegations. The case was settled in April 2001 with the payment of $200,000 and the issuance of a $150,000 promissory note. The note provides for 24 monthly payments of $6,853, including interest at 9%, with the final payment due in April 2003.

     Vitria Technology, Inc. initiated an action against us in the Circuit Court of the County of Fairfax, Virginia in November 2000. Plaintiff alleges several causes of action and seeks monetary damages in the amount of approximately $540,000. We have filed an answer substantially denying Plaintiff's allegations. The case was settled in April 2001 with the payment of $375,000.

     DMR Consulting Group, Inc. initiated an action against us in the Circuit Court of the County of Fairfax, Virginia in April, 2001. Plaintiff alleges several causes of action and seeks monetary damages in the amount of approximately $1,087,000. The case is now in discovery.

                                                                         28
     Additionally, we are subject to state telecommunications regulators, FCC and court decisions as they relate to the interpretation and implementation of the 1996 Telecom Act, the Federal Communications Act of 1934, as amended, various state telecommunications statutes and regulations, the interpretation of competitive telecommunications company interconnection agreements in general and our interconnection agreements in particular. In some cases, we may be deemed to be bound by the results of ongoing proceedings of these bodies or the legal outcomes of other contested interconnection agreements that are similar to our agreements. The results of any of these proceedings could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES -- Inapplicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS --
          Inapplicable.

ITEM 5.   OTHER INFORMATION -- Inapplicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K --

     (a)  Exhibits:  None.

     (b)  Reports on Form 8-K:  None.

                                                                         29
                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 Date:  May 15, 2001

                                 NETWORK ACCESS SOLUTIONS CORPORATION



                                 By:   /s/ Jonathan P. Aust
                                     --------------------------------------
                                      Jonathan P. Aust
                                      Chairman and
                                      Chief Executive Officer



                                 By:   /s/ Mark E. Scott
                                     --------------------------------------
                                      Mark E. Scott
                                      Chief Financial Officer
                                      and Corporate Secretary