Form 10-Q
period 2001-06-30
NETWORK ACCESS SOLUTIONS CORP
filed 2001-08-15
CIK 1081665

UNITED STATES
		SECURITIES AND EXCHANGE COMMISSION
			Washington, D.C.  20549



			FORM 10-Q
		    __________________


	Quarterly Report Pursuant to Section 13 or 15(d) of
		 The Securities Exchange Act of 1934


	FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


		Commission File No. 000-25945


	         NETWORK ACCESS SOLUTIONS CORPORATION
	(Exact name of registrant as specified in its charter)


	Delaware				54-1738938
	(State or other jurisdiction of		(I.R.S. Employer
	incorporation or organization)		Identification Number)


			13650 Dulles Technology Drive
			Herndon, Virginia  20171
		(Address and zip code of principal executive offices)


				703-793-5000
		(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        YES X                        NO


  The number of shares outstanding of the registrant's Common Stock on June 30, 2001, after giving effect to any shares in treasury, was 53,574,522.


		NETWORK ACCESS SOLUTIONS CORPORATION

				INDEX

			      FORM 10-Q


PART I - FINANCIAL INFORMATION	Page

Item 1.	Financial Statements:

Balance Sheets as of June 30, 2001 (unaudited) and December 31, 2000	3

Statements of Operations and Other Comprehensive Loss for the three months and
six months ended June 30, 2001 (unaudited) and 2000 (unaudited)		4

Statements of Cash Flows for the six months ended June 30, 2001 (unaudited) and
2000 (unaudited)							5

Notes to Financial Statements						6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations							       14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk     21


PART II - OTHER INFORMATION

Item 1.	Legal Proceedings					       22

Item 2.	Changes in Securities					       22

Item 3.	Defaults Upon Senior Securities				       23

Item 4.	Submission of Matters to a Vote of Security Holders            23

Item 5.	Other Information	                                       23

Item 6.	Exhibits and Reports on Form 8-K	                       23


Signatures	                                                       24


		PART I - FINANCIAL INFORMATION
		ITEM 1.     FINANCIAL STATEMENTS

		NETWORK ACCESS SOLUTIONS CORPORATION
	                 BALANCE SHEETS
	      (In thousands, except share information)

					As of			As of
					June 30,	    December 31,
ASSETS					 2001			2000
Current assets:			      (unaudited)
Cash and cash equivalents	$             8,587 	$	14,735
Short-term investments			     29,398 		53,081
Accounts receivable, net of allowance
for doubtful accounts of $752 and
$1,451 as of June 30, 2001 and
December 31, 2000, respectively		      5,207 		 5,901
Prepaid and other current assets		805 		 2,361
Inventory					602 		   456
	Total current assets		     44,599 		76,534
Property and equipment, net		     51,775 		90,456
Restricted cash			              1,600 		 1,600
Other assets			                806 		 1,581
	Total assets		$            98,780    $       170,171

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable		$            13,661    $	15,164
Accrued expenses			     19,821 		24,920
Current portion of capital lease
obligations		                     40,127 		14,076
Current portion of note payable		      2,387 		   532
Deferred revenue			          5 		    14
	Total current liabilities	     76,001 		54,706
Long-term portion of capital lease
obligations			                  - 		27,745
Long-term portion of note payable	      5,136 		 1,921
Deferred revenue			        612 		     -
	Total liabilities		     81,749 		84,372
Commitments and contingencies
Series B mandatorily redeemable
preferred stock, $0.001 par value,
750,000 shares authorized, issued
and outstanding as of June 30, 2001
and December 31, 2000, respectively
(liquidation preference $81,904
(unaudited) and $79,301 as of
June 30, 2001 and December 31, 2000,
respectively) 				    81,868 		79,238
Stockholders' (deficit) equity:
Common stock, $0.001 par value,
150,000,000 shares authorized,
62,207,419 and 59,573,474 shares
issued and outstanding as of
June 30, 2001 and December 31, 2000,
respectively			                62 		    60
Additional paid-in capital		   176,342 	       186,775
Accumulated other comprehensive income		86 		   157
Deferred compensation on stock options	    (7,440)	       (17,894)
Accumulated deficit			  (231,933)	      (160,635)
Less treasury stock, at cost, 8,632,897
and 8,567,369 shares as June 30, 2001
and December 31, 2000, respectively	    (1,954)		(1,902)
	Total stockholders'(deficit)
	equity			           (64,837)		 6,561
	Total liabilities, mandatorily
        redeemable preferred stock and
        stockholders' (deficit)
        equity			$           98,780 	$	70,171

		NETWORK ACCESS SOLUTIONS CORPORATION

	STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
	(Unaudited; in thousands, except share and per share information)


			For the three months ended      For the six months ended
                                 June 30,                      June 30,
                 	2001		2000		2001		2000
Revenue:
Network services  	$   5,626       $  2,682 	$  10,286       $ 4,367

Product sales and
consulting services         2,379          4,708            5,583         9,450
	Total revenue       8,005          7,390           15,869        13,817

Operating expenses:
Network services
(exclusive of depreciation
and amortization
presented below)	    6,794 	   6,050           13,282        10,031
Product sales and
consulting services costs
(exclusive of depreciation
and amortization presented
below)                      1,798          3,931            4,403         7,987
Selling, general and
administrative              9,664         20,791           23,615        35,721
Amortization of
deferred compensation on
stock options               1,282          1,745            2,148         3,444
Depreciation and
amortization                8,129          5,538           16,016         9,407
Restructuring               2,023              -            2,023             -
Impairment of long-lived
assets                     24,853              -           24,853             -
 Total operating expenses  54,543         38,055           86,340        66,590

Loss from operations      (46,538)       (30,665)         (70,471)      (52,773)

Interest income (expense),
net                          (751)         1,398             (827)        1,772
Follow-on offering costs        -              -                -          (574)

Net loss                  (47,289)       (29,267)         (71,298)      (51,575)

Preferred stock dividends   1,308          2,645            2,603         3,335
Preferred stock accretion      13             26               27            33
Preferred stock conversion
inducement charge
(credit)     		       84              -             (216)             -

Net loss
applicable to
common
stockholders 		$ (48,694)    $  (31,938)      $  (73,712)   $   (54,943)

Net loss per common
share applicable to
common stockholders
(basic and diluted)
			$  (0.92)     $    (0.68)      $    (1.40)   $     (1.18)

Weighted average common
shares outstanding
(basic and diluted)
		      53,079,871      46,815,267       52,717,858     46,396,870

Other comprehensive
loss:
 Net loss
			$   (47,289)   $   (29,267)     $   (71,298) $   (51,575)

Other comprehensive
loss:
Unrealized (loss) gain
on short-term
investments available
for sale                      (101)            84              (71)           95

Total other comprehensive
loss          	       $   (47,390)   $   (29,183)     $   (71,369)  $   (51,480)


		NETWORK ACCESS SOLUTIONS CORPORATION
			STATEMENTS OF CASH FLOWS
			(Unaudited; in thousands)

						For the six months ended
							June 30,
						2001			2000

Cash flows from operating activities:
Net loss				$	(71,298)	$	(51,575)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization expense		 16,016 		  9,407
Impairment of long-lived assets			 24,853 		      -
Restructuring and other non-cash items		  1,348 		      -
Provision for doubtful accounts receivable	    451 		    530
Write off of straight line revenue
recognition asset				    634			      -
Amortization of deferred compensation on
stock options			                  2,148 		  3,444
Follow-on offering costs			      - 	 	    574
Net changes in assets and liabilities:
Accounts receivable			            242 	      	 (2,786)
Inventory			                   (147)	      	    359
Prepaid and other current assets		  1,550 	         (1,628)
Other assets					   (101)		   (248)
Accounts payable				    804 		  1,577
Accrued expenses			         (3,222)               	  3,680
Deferred compensation liability		       	      -         	   (167)
Deferred revenue			            603 	  	     36
 Net cash used in operating activities		(26,119)		(36,797)

Cash flows from investing activities:
Sales (purchases) of short-term investments	 23,612 		(31,456)
Expenditures for network under development	      - 		(27,115)
Purchases of property and equipment		 (3,787)		 (9,514)
Net cash provided by (used in) investing
activities			                 19,825 		(68,085)

Cash flows from financing activities:
Borrowings on notes payable			 5,000   		 30,000
Repayments of notes payable			  (333)		        (30,222)
Principal payments on capital leases		(4,964)		         (2,989)
Issuance of common stock			    65 		              -
Issuance of mandatorily redeemable preferred
stock			                             -   		150,000
Issuance costs related to common and preferred
stock offerings			 	             -   		   (209)
Issuance costs related to follow-on offering	     -   		   (361)
Exercise of stock options			   130 		            579
Treasury stock acquired			           (52)		              -
Preferred stock conversion inducement charge	   300 		              -
 Net cash provided by financing activities	   146 		        146,798

Net increase (decrease) in cash and cash
equivalents			                (6,148)		         41,916
Cash and cash equivalents at the beginning
of the period			                14,735 		         18,240
Cash and cash equivalents at the end of the
period					$	 8,587 		$        60,156

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest				$	1,773 		$	  1,357
Non-cash investing and financing
activities:
Capital leases					3,068 			 15,242
Preferred stock dividends			2,603 			  3,336
Preferred stock accretion			   27 		             33
Expenditures for offering costs
included in accrued expenses			    -   		    153
Preferred stock conversion inducement
charge						   84			      -



		NETWORK ACCESS SOLUTIONS CORPORATION
		   NOTES TO FINANCIAL STATEMENTS
	(Unaudited; in thousands, except share and per share information)

1.	Business

     The Company

Network Access Solutions Corporation, or the Company, was originally incorporated in the Commonwealth of Virginia on December 19, 1994. On August 3, 1998,the Company reincorporated in the State of Delaware. The Company is a major provider of high-speed data communications services and related applications, network services, telecommunications products and equipment and consulting services to business customers. Through its CopperNet branded service, the Company offers its customers high-speed, continuous connectivity using Digital Subscriber Line, or DSL, technology. The Company provides metropolitan area and wide area network services, manages and monitors its customers' networks, sells telecommunications equipment, designs networks for its customers, installs the equipment and provides related services.
The Company currently offers its DSL-based networking solutions in the following nine cities and their surrounding markets: Baltimore, Boston, New York, Norfolk, Philadelphia, Pittsburgh, Richmond, Washington, D.C., and Wilmington.

The unaudited balance sheet as of June 30, 2001, the unaudited statements of operations for the three months and six months ended June 30, 2001 and 2000 and the unaudited statement of cash flows for the six months ended
June 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles, and these financial statements should be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.
Operating results for the three months and six months ended June 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001.

2.	Property and Equipment

Property and equipment consists of the following:
					As of			As of
				       	June 30,	     December 31,
					2001			2000
				     	     (unaudited)
Network placed in service	$	69,773 		$	78,885
Network development in process		 1,968 			 7,178
Office and computer equipment		17,118 			29,286
Furniture and fixtures			 2,753 			 5,121
Less accumulated depreciation	       (39,837)		       (30,014)
Property and equipment, net	$       51,775 		$	90,456

The Company's DSL-based network includes equipment under capital leases, equipment,installation, and collocation fees. Collocation fees represent nonrecurring fees paid to obtain central office space for location of certain equipment. When a new portion of the Company's network has been completed and made available for use, it is transferred from network development to network placed in service.

During May 2001, the Company implemented a significant restructuring plan and recorded an impairment charge relating to property and equipment of $24,853 as of June 30, 2001, as discussed in Note 7.

As of June 30, 2001 and December 31, 2000, the recorded cost of the equipment under capital leases, consisting primarily of network equipment, was $54,073 and $52,698, respectively. Accumulated amortization for this equipment under capital leases was $25,880 (net of impairment charge) and $18,205 as of June 30, 2001 and December 31, 2000, respectively.

The Company capitalized costs associated with the design and implementation of the Company's systems including internally and externally developed software. As of June 30, 2001 and December 31, 2000, the recorded cost of software and software in development was $6,426 (net of impairment charge) and $15,741, respectively.

Network development in process is net of a transfer of assets to SBC Communications, Inc., or SBC, of $23.7 million, which was recorded in the fourth quarter of 2000. This transfer was part of the Series B preferred stock conversion agreement in which the Company agreed to assign substantially all of the central office sites built by the Company in the southeastern and western regions of the United States. For additional information, see Note 11 of the Notes to Financial Statements in the Company's annual report on Form 10-K for the year ended December 31, 2000.

3.	Commitments and Contingencies

    Liquidity and Capital Resources

	For the six months ended June 30, 2001, the Company incurred operating losses of $70.5 million and negative cash flows from operations of $26.1 million. For the year ended December 31, 2000, the Company incurred operating losses of $120.6 million and negative cash flows from operations of $77.6 million. In addition, our working capital decreased from $21.8 million at December 31, 2000, to a negative ($31.4) million at June 30, 2001 as a result of the reclassification of long term portion of capital lease obligations of $23.1 million to current.
The Company had an accumulated deficit of $231.9 million at June 30, 2001 and the Company expects to incur operating losses for the foreseeable future. Management has taken actions to increase sales and significantly reduce both operating, selling, general and administrative expenses and capital expenditures in order to preserve cash, cash equivalents and short-term investments. These actions include the acquisition of customer lines from distressed competitors, restructuring operations to align operating costs with revenues, reducing selling, general and administrative expenses and capital expenditures through workforce and other reductions, and reviewing and revising network expenditures.
Specifically, in May 2001 the Company implemented a restructuring plan which resulted in the shutting down and abandonment of 205 unprofitable central office collocation facilities, which accounted for 8% of network services revenues and 20% of network service operating expenses. The Plan also included the termination of 140 employees, representing a 34% workforce reduction.
The restructuring plan is more fully described in Note 7. Furthermore, management is also currently renegotiating capital lease obligations and rent liabilities to provide additional funding for operations in future periods. There can be no assurance the Company will successfully renegotiate its rent and capital lease obligations. Currently, the Company has sufficient cash, cash equivalents and short-term investments to fund operations until 2002. Management expects to continue to reduce operating costs, selling, general and administrative expenses and capital expenditures.


    Pending Litigation

	The Company is currently involved in a number of legal proceedings, some of which, as described below, could have a material adverse effect on its business, financial position, results of operations or cash flows. Additionally, the Company's present and possible future legal proceedings and claims, whether with or without merit, could be expensive to defend, divert management's attention, and consume its time and resources. There can be no assurance concerning the outcome of current or future legal proceedings or claims.

The Company implemented a restructuring plan in May 2001 as discussed in Note
7. As part of this plan, the Company stopped paying rent and lease payments as of May 31, 2001. The Company is renegotiating all rent and capital lease obligations with its landlords and lessors. Various landlords and lessors have filed default notices with the Company. There can be no assurance the Company will successfully renegotiate its rent and capital lease obligations. The Company has classified such liabilities as current at June 30, 2001.

The Company was a defendant, along with two directors and a principal stockholder, and a counter-claimant, in a case filed in the United States District Court for the Eastern District of Virginia in November 2000 by former officer Christopher J. Melnick. Mr. Melnick alleged several causes of action including breach of contract and securities fraud, and sought both monetary damages in an amount to be proven at trial and a declaratory judgment. The Company filed an answer substantially denying Mr. Melnick's allegations and filed a counterclaim against Mr. Melnick. The case was settled in May 2001 with the payment of $240 in costs, removal of the restrictive legend on 200,000 shares of common stock and the issuance of 1,063,533 shares of common stock. These shares could not be transferred, sold or assigned until July 3, 2001, except under certain circumstances. As a result of the issuance of common stock, the Company recorded stock-based compensation expense in the amount of $637 for the period ended June 30, 2001.

DMR Consulting Group, Inc., or DMR, initiated an action against the Company in the Circuit Court of the County of Fairfax, Virginia in April 2001. DMR sought monetary damages of approximately $1,087.

In July, 2001, a former employee commenced an action against the Company in the United States District Court for the District of Maryland seeking $1,000 in compensatory damages and $500 in punitive damages for sex discrimination and unlawful retaliation. The case is now in discovery.

We are a defendant in a case filed in the United States District Court for the Eastern District of Virginia in July 2001 by Wells Fargo Equipment Finance, Inc., or Wells Fargo. Wells Fargo alleges default under a loan agreement; in particular failure to make loan payments and failure to maintain certain minimum unrestricted cash pursuant to a rider to the loan agreement. Wells Fargo is seeking recovery of the alleged outstanding balance under the loan agreement ($6,056) and the posting of a letter of credit. The case is now in discovery and the Company is negotiating with Wells Fargo in an effort to reach a settlement.

Additionally, the Company is subject to state telecommunications regulators, FCC and court decisions as they relate to the interpretation and implementation of the 1996 Telecom Act, the Federal Communications Act of 1934, as amended, various state telecommunications statutes and regulation, the interpretation of competitive telecommunications company interconnection agreements in general and its interconnection agreements in particular. In some cases, the Company may be deemed to be bound by the results of ongoing proceedings of these bodies or the legal outcomes of other contested interconnection agreements that are similar to its agreements. The results of any of these proceedings could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

4.	Mandatorily Redeemable Preferred Stock and Stockholders' (Deficit)
Equity

	On August 3, 1998, the Company was recapitalized with authorized capital stock that included 15,000,000 shares of preferred stock. As of June 30, 2001, the Company had 3,500,000 shares of undesignated preferred stock, none of which was issued or outstanding.

    Mandatorily Redeemable Preferred Stock

	On March 7, 2000, the Company issued 1,500,000 shares of Series B preferred stock for total proceeds of $150 million excluding direct issuance costs of $209. The convertible Series B preferred stock is non-voting and pays a 7.0% dividend, which can be satisfied with either additional stock or cash. Each $100.00 share of Series B preferred stock is convertible at any time at the election of the holder into 3.2258 shares of the Company's common stock, or a total of 4,838,700 common shares. The Series B preferred stock may be called for mandatory conversion into common stock by the Company at any time between two and five years after the original issue date, provided the Company's common stock is trading above $31.00 per share. On each anniversary of the issue date, beginning on the second anniversary and ending on the seventh anniversary, the holders of the Series B preferred stock may request that the Company redeem the shares for a cash amount equal to $100.00 per share plus unpaid dividends. The Company may postpone such right until the following year for all but the seventh year if its common stock share price is below $31.00 for a specified period preceding the anniversary date.
The Series B preferred stockholders have the right to maintain their percentage equity ownership interests in the Company's common stock through a right of primary offer mechanism in the financing agreement. This right permits them to purchase, in any subsequent offering of the Company's stock, on the same terms and conditions as the stock is offered to third parties, an amount of stock that will allow them to maintain their respective percentage ownership interests. Through a separate agreement with the Company's present principal stockholders, Spectrum Equity Investors II, L.P. and Jonathan P. Aust, the Company's Chief Executive Officer, the Series B preferred stockholders also have a right of first offer to purchase, in certain circumstances, any shares that these stockholders may wish to sell in the future.

	On December 22, 2000, the Company signed an agreement with SBC, a Series B preferred stockholder, to convert SBC's shares of Series B preferred stock plus accrued dividends, which totaled $79,171, at $31.00 per, share, the original conversion price, into 2,554,375 shares of common stock. The conversion was part of a series of agreements whereby SBC agreed to convert its shares of Series B preferred stock into shares of common stock of the Company. The series of agreements included: (i) the transfer of network development in process comprising of 397 central office sites in the southeastern and western regions of the United States with a carrying value of $22,141; (ii) the sale of 19 central office sites for $1,600; (iii) the purchase by SBC from the Company of certain third-party network equipment;
(iv) the provision of a $5,000 line of credit to finance costs associated with the transfer of the central offices noted above; (v) the assumption of certain of the Company's rights and obligations or alternatively, subletting of the fourth and fifth floors of the Company's headquarters facility in Herndon, Virginia; and (vi) reimbursement for $300 of future leasehold improvements or moving expenses. The inducement was recorded as an increase to net loss applicable to common stockholders of $23.7 million during the year ending December 31, 2000. For the three months ended March 31, 2001 and
June 30, 2001 the Company recorded miscellaneous adjustments of $(300) and $84;respectively related to this agreement.

	The preferred stock activity is summarized as follows:
						Series B
						Shares		Amount
Balance, December 31, 2000		       750,000 	$        79,238
Accrued dividends			             -  	  2,603
Accretion to redemption price		             -  	     27
Balance, June 30, 2001			       750,000 	$        81,868



    5.	Stock-Based Compensation

On July 23, 1998, the Company adopted the 1998 Stock Incentive Plan (the Plan), under which incentive stock options, non-qualified stock options, stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards or any combination thereof may be granted to the Company's employees and certain other persons in accordance with the Plan. The Board of Directors, which administers the Plan, determines the number of options granted, the vesting period, and the exercise price. The Board of Directors may terminate the Plan at any time. With respect to options granted before February 15, 2000, options granted under the Plan are exercisable into restricted shares of the Company's common stock upon award and expire ten years after the date of grant. The restricted common stock generally vests over a three- or four-year period. Subsequent to exercise, unvested shares of restricted common stock cannot be transferred until such shares have vested.

Upon voluntary termination, the Company at the lower of fair value or the exercise price can repurchase unvested shares of restricted common stock. Options granted subsequent to February 15, 2000, under the Company's
"Year 2000 Program", vest and are exercisable cumulatively over a three-year period commencing with the first anniversary of the date of grant, and expire ten years after the date of grant. At December 31, 1998, 9,000,000 shares were reserved for issuance under the Plan. Effective November 1, 1999 (as approved by the Company's stockholders on June 6, 2000), the Board of Directors increased the number of shares of common stock reserved for issuance under the Plan to 13,250,000.

	The following table summarizes the company's stock option activity:
								Weighted
						Stock		Average
						Options		Exercise Price
Outstanding, December 31, 2000			10,454,328 	$	 3.60
Granted						 1,836,000 	$	 0.80
Exercised					(2,504,275)	$	 0.66
Cancelled					(4,953,440)	$	 3.60
Outstanding, June 30, 2001			 4,832,613 	$	 4.35
Exercisable, December 31, 2000			 6,452,678 	$	 3.60
Exercisable, June 30, 2001			 1,581,612 	$	 6.45

	The following table summarizes information about options outstanding and exercisable at June 30, 2001:



	Options Outstanding     	Options Exercisable

Range of Exercise   Number    Weighted Average	Weighted    Number 	Weighted
  Prices	  Outstanding	Remaining	Average	  Exercisable   Average
			      Contractual Life  Exercise   		Exercise
                                                Price			Price

$ 0.09- 1.41      2,268,267       9.3           $ 0.67      498,417     $ 0.17
$ 1.42- 3.52      1,362,900       8.9           $ 1.98      433,300     $ 3.00
$ 3.53- 8.79        194,388       8.3           $ 5.77      152,605     $ 5.97
$ 8.80-21.97        902,757       8.6           $14.03      432,341     $14.01
$21.98-34.50        104,301       8.6           $29.05       64,949     $28.48
                  4,832,613       9.0           $ 4.35    1,581,612     $ 6.45

	In certain instances, the Company has determined the fair value of the underlying common stock on the date of grant was in excess of the exercise price of the options. This amount is recorded as an increase to additional paid-in capital and is amortized as a charge to operations over the vesting periods, which range from three to four years, of the underlying restricted common stock. Upon subsequent cancellation of such options, a decrease to additional paid-in capital is recorded for the unvested amount. As a result, the Company of ($1.8) million and ($8.3) million, respectively for the three and six months ended June 30, 2001. The Company recognized stock compensation expense of $1.3 million and $2.1 million, respectively for the three and six months ended June 30, 2001.

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


				For the three months ended    For the six months ended
                                       June 30,                   June 30,
                         	2001          2000         2001          2000

Net loss applicable to common
stockholders, as reported
			      $48,694     $  31,938    $  73,712     $  54,943
Pro forma net loss applicable
to common stockholders
                               46,719        35,010       73,966        59,866
Net loss per common share
applicable to common
stockholders, as reported,
basic and diluted
                                (0.92)        (0.68)       (1.40)        (1.18)
Pro forma net loss per common
share applicable to common
stockholders, basic and diluted
				(0.88)        (0.75)       (1.40)        (1.29)

	The weighted average fair value of options granted during the three months and six months ended June 30, 2001 and 2000, was approximately $0.57 and $0.80, respectively, based on the Black-Scholes option-pricing model. Upon termination, the Company may repurchase unvested shares of restricted stock at the lower of the exercise price or fair market value.

	The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the three months ended June 30, 2001 and 2000: Dividend yield of 0%; expected volatility of 0% to 159%; risk-free interest rates of 4.59% to 4.90%; and expected term of five years.


6.	Segment Information

	In accordance with SFAS No. 131, the Company discloses certain segment information. The financial results of the Company's segments are presented on an accrual basis. The Company evaluates the performance of its segments and allocates resources to them based on gross profit. There are no intersegment revenues. The table below presents information about the reported gross profit
(loss) of the Company's reportable segments for the three months and six months ended June 30, 2001 and 2000. Asset information is not reported for the product sales and consulting services segments, as the Company in making its decisions regarding operating matters does not consider this data.

					Product
					Sales and
			Network		Consulting	Reconciling
			Services	Services	   Items	Total
As of and for the three
months ended
June 30, 2001:

Revenue			$ 5,626 	$ 2,379 	$     -  	$ 8,005
Gross
profit (loss) (1)	$(1,168)	$   581 	$     -  	$  (587)
Property and equipment,
net			$35,844 	$     -  	$15,931 	$51,775
As of and for the three months ended June 30, 2000:
Revenue			$ 2,682 	$ 4,708 	$     -  	$ 7,390
Gross profit (loss) (1)	$(3,368)	$   777 	$     -  	$(2,591)
Property and equipment,
net			$78,288 	$     -  	$18,260		$96,548
As of and for the six months ended June 30, 2001:
Revenue			$ 10,286 	$ 5,583 	$     -  	$15,869
Gross profit (loss) (1)	$ (2,996)	$ 1,180  	$     -  	$(1,816)
Property and equipment,
net			$ 35,844 	$     -  	$15,931 	$51,775
As of and for the six
months ended
June 30, 2000:
Revenue			$  4,367 	$ 9,450 	$     -  	$13,817
Gross profit (loss) (1)	$ (5,664)	$ 1,463 	$     -  	$(4,201)
Property and equipment,
net			$ 78,288 	$     -  	$18,260		$96,548

______

(1)	Adjustments that are made to the total of the segments gross profit in order to arrive at loss before income taxes are as follows:



			For the three months ended      For the six months ended
                                June 30,                        June 30,
                        2001             2000           2001           2000
Gross loss (exclusive
of depreciation and
amortization presented
below)		       $  (587)     $   (2,591)      $  (1,816)    $  (4,201)
Operating expenses
Selling, general and
administrative.          9,664          20,791          23,615        35,721
Amortization of deferred
compensation on stock
options.
			 1,282           1,745           2,148         3,444
Depreciation and
amortization             8,129           5,538          16,016         9,407
Restructuring            2,023               -           2,023             -
Impairment of
long-lived assets       24,853               -          24,853             -
Loss from operations   (46,538)        (30,665)        (70,471)      (52,773)
Interest income
(expense), net            (751)          1,398            (827)        1,772
Follow-on offering
costs                        -               -               -          (574)
Net Loss              $(47,289)     $  (29,267)      $ (71,298)    $ (51,575)

7.       Restructuring and Impairment of Long-Lived Assets

Restructuring

	In May 2001, the Company implemented a restructuring plan to reduce expenses, streamline operations and improve profitability. Specifically, the plan focuses the resources of the Company into higher margin areas of network operations with higher potential for future growth. The plan includes shutting down and abandonment of approximately 205 unprofitable central office collocation facilities, which accounted for approximately 8% of network services revenues and 20% of network service operating expenses. The majority of the network equipment located in these facilities, which is owned or leased by the Company, was removed and re-deployed to other central offices as needed. The abandoned facilities and related network equipment were evaluated in accordance with SFAS No.121 "Accounting for the Impairment of Long Lived
Assets and for Long Lived Assets to be Disposed of." The related impairment loss is discussed in the "Impairments" section below.

	The plan also included the elimination of 140 employees, or 34% of the work force, and closure of all outside sales offices by approximately
June 30, 2001. The employee groups terminated included all functional areas within the Company. The employees received two weeks of severance and one week of additional severance for each completed year of service. These severance costs will be paid during the second and third quarters of 2001 out of existing cash resources of the Company.

	The restructuring charge of $2.0 million is comprised of $0.8 million for employee terminations, $0.8 million for lease terminations, and $0.4 for other related costs. These amounts are classified as "restructuring" on the statement of operations. As of June 30, 2001, the remaining restructuring liability is $1.3 million.

Impairments

	In connection with the restructuring plan, the Company evaluated its long-lived assets for impairment. Management identified assets in three long-lived asset categories that were impaired: network placed in service, office and computer equipment and software, and furniture and fixture. The total impairment charge of $24.9 million is classified as "impairments of long-lived assets" on the statement of operations.

	The network placed in service assets were network collocation facilities that were specificially identified as part of the restructuring plan. Based on an undiscounted cash flow analysis on a facility by facility basis, the Company determined the 205 abandoned facilities had no value to the Company's future operations and there could be no assurance that the Company could anticipate cash flows from their future disposition. Therefore, the Company determined the entire net book value of the abandoned facilites, in the amount of $10.2 million was impaired. The network equipment located in these facilities was also evaluated for impairment. The majority of the network equipment was removed and re-deployed to other facilities. An impairment charge, in the amount of $1.6 million, was recorded for the network equipment that was not being re-deployed.

	In connection with the abandonment of the network placed in service, certain internally and externally developed software under development was also identified and evaluated for impairment. The software applications related to a major program, implemented in early 2000, to upgrade the Company's operating systems. As a result of the restructuring plan, management determined the upgraded systems were not required for the reduced number of personel and network collocation facilities. Consequently, implementation of the upgrades was not completed and the Company reverted to legacy systems. Software applications related to the upgrade were specifically identified, and the net book value, in the amount of $10 million, was recorded as an impairment charge.


	In connection with the closing of all outside sales offices and the consolidation of space at the Company's headquarters, the Company evaluated its computer equipment, furniture and fixtures, and leasehold improvements for impairment. Certain of these assets that were not anticipated to be used for future operations were either sold at a loss or otherwise disposed. The remaining net book value of these assets, in the amount of $1.3 million, $0.8 million, and $0.9 million, respectively, were recorded as an impairment charge.

	A summary of all impairment charges for the quarter-ended June 30, 2001 is as follows:


	Network placed in service				$11,880
	Office and computer equipment and software		 11,273
	Furniture and fixtures			  		  1,700

	Total							$24,853




8.       Subsequent Events

	In July, 2001, a former employee commenced an action against the Company in the United States District Court in Maryland seeking $1,000 in compensatory damages and $500 in punitive damages for sex discrimination and unlawful retaliation. The case is now in discovery.

	The Company is a defendant in a case filed in the United States District Court for the Eastern District of Virginia in July 2001 by Wells Fargo Equipment Finance,Inc., or Wells Fargo. Wells Fargo alleges default under a loan agreement; in particular, failure to make loan payments and failure to maintain certain under the various minimum unrestricted cash pursuant to a rider to the loan agreement. Wells Fargo is seeking rocovery of the alleged outstanding balance under the loan agreement ($6,056) and the posting of a letter of credit. The case is now in discovery and the Company is negotiating with Wells Fargo in an effort to reach a settlement.

	On July 27, 2001, The Company was delisted from NASDAQ and began trading on the Over-The-Counter exchange (OTCBB). The Company move to the OTCBB because it received notification from NASDAQ on July 20, 2001, that it was no longer in compliance with NASDAQ rules that require companies to maintain a minimum bid price of $1 for 30 consecutive trading days and $4 million in net tangible assets.

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

Forward-looking Statements

	This Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those contemplated in these forward looking statements. In particular, the risks and uncertainties include those described under "Risk Factors" in our June 1999 IPO Prospectus, in our annual report on Form 10-K for the year ended
December 31, 2000 and in other periodic SEC filings. Other related risks and and uncertainties include, among other things, the following our ability to successfully market our services to current and new customers; our ability to successfully manage our lease obligation and vendor liabilities; the effect of competition; our ability to react to trends in regulatory, legislative and judicial developments; our ability to manage growth of our operations; our ability to secure additional sources of financing; our ability to reduce operating expenses; our ability to the business under the restructuring plan; the difficulty of predicting the new and rapidly evolving high-speed data communications industry; and acquisitions involving us which may disrupt the business and be dilutive to our existing stockholders.

	Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise the information contained in this Form 10-Q, whether as a result of new information, future events or circumstances or otherwise.

Overview

	We are a major provider of broadband network solutions to business customers. We provide our data communications services using a variety of high speed access methods and generally market those services directly through our own sales force. With our network infrastructure, we are able to provide Internet, private frame relay and private asynchronous transfer mode, or ATM access to our customers through high-speed, always-on connections at speeds up to 2.3 megabits per second. We have branded our network service "CopperNet," which we commercially launched in the northeast and mid-Atlantic regions of the United States in January 1999.

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


     	the accelerating growth in the data communications requirements of businesses;

     	deregulation of the local telephone network by the Telecommunications Act of 1996, or the 1996 Telecom Act; and

     	the compelling features of digital subscriber line, or DSL, technology.


	To exploit this opportunity, we began to develop technical standards and processes for delivery of DSL-based services to our customers. We now seek to solve the data communications needs of our business customers by offering them network services, telecommunications products and equipment made by others and consulting services. Although the majority of our revenue has historically been derived from our product sales and consulting services, we expect to continue to dedicate most of our financial and management resources to further developing our network services business. Through this business, which includes our CopperNet service offering, we provide metropolitan area networks, or MANs, and wide area networks, or WANs, to our customers. We also manage and monitor our customers'networks. Through our product sales business, we sell telecommunications equipment that our customers use to build, maintain and secure their networks. Through our consulting services business, we design our customer's networks, install the related equipment and provide services to help them secure their networks.

	On February 8, 2000, in connection with the announcement of a strategic summary operating agreement with SBC Telecom, Inc. and Telefonos de Mexico, S.A. de D.V. and a $150 million preferred stock investment by SBC Communications
Inc. and Telmex Communications, LLC, we announced that we would be extending our network deployment into the southeastern and western regions of the United States. We refer to these SBC entities as SBC and these Telmex entities as Telmex. We, along with SBC and Telmex, had initially targeted deployment in the following 20 markets within these regions: Atlanta, Charlotte, Denver, Greensboro, Jacksonville, Louisville, Memphis, Miami, Minneapolis, Nashville, New Orleans, Orlando, Phoenix, Portland,
Raleigh Durham, Salt Lake City,Seattle, Tampa, Tucson and West Palm Beach.

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

        a settlement and mutual release of certain claims between us and SBC;
	and

     	a settlement and mutual release of certain claims between Telmex and us.

	We currently offer networking using our own infrastructure in the following nine northeast and mid-Atlantic cities and their surrounding markets: Baltimore,
Boston, New York, Norfolk, Philadelphia, Pittsburgh, Richmond, Washington D.C.
and Wilmington. Customer locations outside of these major metropolitan areas are served through partnerships with Intermedia, WorldCom and AT&T.


	As of June 30, 2001, we had installed DSL equipment in approximately 310 central offices within our northeast and mid-Atlantic markets, which is net of certain unprofitable central offices, which were shut down as discussed below. We had also installed T-1 equipment in a subset of 139 offices and other switching centers, which essentially completes our current plans for the rollout of our network in these markets. As of June 30, 2001, we had installed approximately 15,301 lines in our Northeast and mid-Atlantic regions.

Restructuring and impairment of long lived assets

	In May 2001, the Company implemented a restructuring plan to reduce expenses, streamline operations and improve profitability.  Specifically, the plan focuses the resources of the Company into higher margin areas of the network operations with higher potential for future growth.  The plan included shutting down and abandoning approximately 205 unprofitable central office collocation facilities, which accounted for approximately 8% of network services revenues and 20% of network service operating expenses. The majority of the network equipment located in these facilities, which is owned or leased by the Company, was removed and re-deployed to other central offices as needed.  The abandoned facilities and related network equipment were evaluated in accordance with
SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for
Long-Lived Assets to be Disposed of." The related impairment loss is discussed in the "Impairments" section below.

	The plan also included the elimination of 140 employees or 34% of the workforce and closure of all outside sales offices by approximately
June 30, 2001. The employee groups terminated included all functional areas within the Company. The employees received two weeks of severance and one week of additional severance for each completed year of service. These severance costs will be paid during the second and third quarters of 2001 out of our existing cash resources of the Company.

	The restructuring charge of $2.0 million is comprised of $0.8 million for employee terminations, $0.8 million for lease terminations, and $0.4 for other related costs. These amounts are classified as "restructuring" on the statement of operations. As of June 30, 2001, the remaining restructuring liability is $1.3 million.

Impairments

	In connection with our restructuring plan, the Company evaluated its long lived assets for impairment. Management identified assets in six long lived asset categories that were impaired: network placed in service, office and computer equipment and software, and furniture and fixture. The total impairment charge of $24.9 million is classified as "impairments of long lived assets" on the statement of operations.

	The network placed in service assets were network collocation facilities that were specifically identified as part of the restructuring plan. Based on an undiscounted cash flow analysis on a facility by facility basis, the Company determined the 205 abandoned facilities had no value to the Company's future operations and there could be no assurance that the Company could anticipate cash flows from their future disposition. Therefore, the Company determined the entire net book value of the abandoned facilities, in the amount of $10.2 million was impaired. The network equipment located in these facilities was also evaluated for impairment. The majority of the network equipment was removed and re-deployed to other facilities. An impairment charge, in the amount of $1.6 million, was recorded for the network equipment that will not being re-deployed.

	In connection with the abandonment of the network placed in service, certain internally and externally developed software under development was also identified and evaluated for impairment. The software applications related to a major program, implemented in early 2000, to upgrade the Company's operating systems. As a result of the restructuring plan, management determined the upgraded systems were not required for the reduced number of personnel and network collocation facilities. Consequently, implementation of the upgrades was not completed and Company reverted to legacy systems. Software applications related to the upgrades were specifically identified, and the net book value in the amount of $10 million, was recorded as an impairment charge.

	In connection with the closing of all outside sales offices and the consolidation of space at the Company's headquarters, the Company evaluated its computer equipment, furniture and fixtures, and leasehold improvements for impairment. Certain of these assets that were not anticipated to be used for future operations were either sold at a loss or otherwise disposed. The remaining net book value of these assets, in the amount of $1.3 million, $0.8 million, and $0.9 million, respectively, were recorded as an impairment charge.

	A summary of all impairment charges for the quarter ended June 30, 2001 as follows:

		Network placed in service			$11,880
		Office and computer equipment and software	 11,273
		Furniture and fixtures		  		  1,700

		Total						$24,853


Results of Operations


	The following table presents our results of operations data and the components of net loss as a percentage of our revenue.



			For the three months ended 	For the six months ended
			       June 30,				June 30,
		        2001           2000             2001            2000
Revenue:
Network services         70.3%          36.3%            64.8%           31.6%
Product sales and
consulting services      29.7%          63.7%            35.2%           68.4%
 Total revenue          100.0%         100.0%           100.0%          100.0%
Operating expenses:
Network services
(exclusive of
depreciation and
amortization presented
below)                   84.9%          81.9%            83.7%           72.6%
Product sales and
consulting services
costs (exclusive of
depreciation and
amortization presented
below)                   22.5%          53.2%            27.7%           57.8%
Selling, general and
administrative          120.7%         281.3%           148.8%          258.5%
Amortization of
deferred compensation
on stock options         16.0%          23.6%            13.5%           24.9%
Depreciation and
amortization            101.5%          74.9%           100.9%           68.1%
Restructuring            25.3%           0.0%            12.7%            0.0%
Impairment of
long-lived assets       310.5%           0.0%           156.6%            0.0%
 Total operating
expenses                681.4%         515.0%           544.1%          481.9%
Loss from operations   (581.4%)       (415.0%)         (444.1%)        (381.9%)
Interest income
(expense), net           (9.4%)         18.9%            (5.2%)          12.8%
Follow-on offering
costs                     0.0%           0.0%             0.0%           (4.2%)
Net loss               (590.7%)       (396.0%)         (449.3%)        (373.3%)
Preferred stock
dividends                16.3%          35.8%            16.4%           24.1%
Preferred stock
accretion                 0.2%           0.4%             0.2%            0.2%
Preferred stock
conversion inducement
credit                    1.1%           0.0%             1.4%            0.0%
Net loss applicable
to common stockholders(608.3)%       (432.2)%         (464.5)%        (397.6)%


Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000


Revenue.
	Revenue was $8.0 million for the three months ended June 30, 2001, as compared to $7.4 million for the three months ended June 30, 2000, an increase of $0.6 million. This increase was attributable to a $2.9 million increase in network services partially offset by a $2.3 million decrease in product sales and consulting services. Network services revenue increased from $2.7 million for the three months ended June 30, 2000 to $5.6 million, net of the write off of straight line revenue recognition assets of $0.6 million for the three months ended June 30, 2001. This was the result of increased sales of services related to our DSL-enabled network, which was completed in 2000. Product sales and consulting services revenue decreased from $4.7 million for the three months ended June 30, 2000 to $2.4 million for the three months ended June 30, 2001. This decrease was primarily attributable to a slowdown in capital spending by many of our established customers, and we expect this to continue.

	Network services costs. Network services costs were $6.8 million for the three months ended June 30, 2001, as compared to $6.1 million for the three months ended June 30, 2000, an increase of $0.7 million. This increase was due to a sales increase of $2.9 million, and reduced costs.


	Product sales and consulting services costs. Product sales and consulting services costs were $1.8 million for the three months ended June 30, 2001, as compared to $3.9 million for the three months ended June 30, 2000, a decrease of $2.1 million. This was due to a decrease in product sales and consulting services revenue of $2.3 million over the same period.

	Selling, general and administrative expenses. Selling, general and administrative expenses were $9.7 million for the three months ended
June 30, 2001, as compared to $20.8 million for the three months ended
June 30, 2000, a decrease of $11.1 million. This decrease was due to reduced expenditures attributable to a workforce reduction in the fourth quarter 2000 and the second quarter of 2001.

	Amortization of deferred compensation on stock options. Amortization of deferred compensation was $1.3 million for the three months ended June 30, 2001, as compared to $1.7 million for the three months ended June 30, 2000, a decrease of $0.4 million. This decrease is attributable to the decrease in the unamortized deferred compensation principally due to the cancellation of stock options granted to key employees.

	Depreciation and amortization expense. Depreciation and amortization expense was $8.1 million for the three months ended June 30, 2001, as compared to $5.5 million for the three months ended June 30, 2000, an increase of $2.6 million. This was primarily due to fixed asset reductions related to our CopperNet network, computer equipment and software, office furnishings and leasehold improvements.

	Restructuring and Impairment of long lived assets. During the three months ended June 30, 2001, the amount of expense related to corporate restructuring and impairment of long lived assets was $26.9 million. There were no similar expenses during the comparable period in 2000. The restructuring plan is discussed further in the Overview section of the Management, Discuss and Analysis of this document.

	Interest income (expense), net. Net interest expense was ($0.8) million for the three months ended June 30, 2001, as compared to net interest income of $1.4 million for the three months ended June 30, 2000. The variance is primarily due to higher borrowings on capital leases and reduced interest income.

	Preferred stock dividends. During the three months ended June 30, 2001, the amount of preferred stock dividends was $1.3 million, as compared to $2.6 million for the three months ended June 30, 2000, a decrease of $1.3 million. This decrease is related to the conversion of SBC Series B preferred stock into common stock on December 22, 2000.

	Preferred stock conversion inducement credit. During the three months ended June 30, 2001, the amount of preferred stock inducement credit recognized was $0.08 million. This conversion charge was part of the Series B preferred stock conversion agreement with SBC.

	Net loss applicable to common stockholders. For the foregoing reasons, our net loss applicable to common stockholders was $48.7 million for the three months ended June 30, 2001, as compared to $31.9 million for the three months ended June 30, 2000, an increase of $16.8 million. The loss for the quarter ending June 30, 2001 included impairment and restructuring expenses of $26.9 million.



Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

	Revenue.  Revenue was $15.9 million for the six months ended June 30, 2001, as compared to $13.8 million for the six months ended June 30, 2000, an increase of $2.1 million.  This increase was attributable to a $5.9 million increase in network services, net of the write off of straight line revenue recognition asset of $0.6 million, partially offset by a $3.9 million decrease in product sales and consulting services. Network services revenue increased from
$4.4 million for the six months ended June 30, 2000 to $10.3 million for the six months ended June 30, 2001. This was the result of increased sales of services related to our DSL-enabled network, completed in 2000. Product sales and consulting services revenue decreased from $9.5 million for the six months ended June 30, 2000 to $5.6 million for the six months ended June 30, 2001.
This decrease was primarily attributable to a slowdown in capital spending by many of our established customers, and we expect this trend to continue.

	Network services costs. Network services costs were $13.3 million for the six months ended June 30, 2001, as compared to $10.0 million for the six months ended June 30, 2000, an increase of $3.3 million. This increase was due to a sales increase of $5.9 million, and reduced costs.

	Product sales and consulting services costs. Product sales and consulting services costs were $4.4 million for the six months ended June 30, 2001, as compared to $8.0 million for the six months ended June 30, 2000, a decrease of $3.6 million. This was due to a decrease in product sales and consulting services revenue of $3.9 million over the same period.

	Selling, general and administrative expenses. Selling, general and administrative expenses were $23.6 million for the six months ended
June 30, 2001, as compared to $35.7 million for the six months ended
June 30, 2000, a decrease of $12.1 million. This decrease was due to reduced expenditures attributable to a workforce reduction in the fourth quarter 2000 and the second quarter of 2001.

	Amortization of deferred compensation on stock options. Amortization of deferred compensation was $2.1 million for the six months ended June 30, 2001, as compared to $3.4 million for the six months ended June 30, 2000, a decrease of $1.3 million. This decrease is attributable to the decrease in the unamortized deferred compensation principally due to the cancellation of stock options granted to key employees.

	Depreciation and amortization expense. Depreciation and amortization expense was $16.0 million for the six months ended June 30, 2001, as compared to $9.4 million for the six months ended June 30, 2000, an increase of $6.6 million. This was primarily due to fixed asset additions related to our CopperNet network, computer equipment and software, office furnishings and leasehold improvements.

	Restructuring and impairment of long lived assets. During the six months ended June 30, 2001, the amount of expense related to corporate restructuring was $26.9 million. There were no similar expenses during the comparable period in 2000. The restructuring plan is discussed further in the Overview section of the Management, Discussion and Analysis section of this document.

	Interest income (expense), net. Net interest expense was ($0.8) million for the six months ended June 30, 2001, as compared to net interest income of $1.8 million for the six months ended June 30, 2000. The variance is primarily due to higher borrowings on capital leases and reduced interest income.

	Follow-on offering costs. During the six months ended June 30, 2000, we expensed $0.6 million related to our follow-on offering of common stock that we commenced during first quarter 2000 but subsequently withdrew due to unfavorable market conditions. There were no similar costs during the comparable period in 2001.

	Preferred stock dividends. During the six months ended June 30, 2001, the amount of preferred stock dividends was $2.6 million, as compared to $3.3 million for the six months ended June 30, 2000, a decrease of $0.7 million. This decrease relates to the conversion of SBC Series B preferred stock into common stock on December 22, 2000.


	Preferred stock conversion inducement credit. During the six months ended June 30, 2001 the amount of preferred stock inducement credit recognized was $0.2 million. There were no similar credits during the comparable period in 2000. This conversion credit was part of the Series B preferred stock conversion agreement with SBC in which the Company was reimbursed for expenses.

	Net loss applicable to common stockholders. For the foregoing reasons, our net loss applicable to common stockholders was $73.7 million for the six months ended June 30, 2001, as compared to $54.9 million for the six months ended June 30, 2000, an increase of $18.8 million. The loss for the six months ending June 30, 2001 included impairment and restructuring expenses of $26.9 million.



Liquidity and Capital Resources

	For the six months ended June 30, 2001, we incurred operating losses of $70.5 million and negative cash flows from operations of $26.1 million. For the year ended December 31, 2000, the Company incurred operating losses of $120.6 million and negative cash flows from operations of $77.6 million. In addition, our working capital decreased from $21.8 million at December 31, 2000, to a negative ($31.4) million at June 30, 2001 as a result of the reclassification of long term portion of capital lease obligation of $23.1 million to current. The Company had an accumulated deficit of $231.9 million at June 30, 2001 and the Company expects to incur operating losses for the foreseeable future. Management has taken actions to increase sales and significantly reduce both operating, selling, general and administrative expenses and capital expenditures in order to preserve cash, cash equivalents and short-term investments. These actions include the acquisition of customer lines from distressed competitors, restructuring operations to align operating costs with revenues, reducing selling, general and administrative expenses and capital expenditures through workforce and other reductions, and reviewing and revising network expenditures. Specifically, in May 2001 the Company implemented a restructuring plan, which resulted in the shutting down and abandonment of 205 unprofitable central office collocation facilities, which accounted for 8% of network service operating expenses. The Plan also included the termination of 140 employees, representing a 34% workforce reduction. The restructuring plan is more fully described in
Note 7. Furthermore, management is also currently renegotiating capital lease obligation and rent liabilities to provide additional funding for operations in future periods. There can be no assurance the Company will successfully renegotiate its rent and capital lease obligations. Currently, the Company has sufficient cash, cash equivalents and short-term investments to fund operations until 2002. Management expects to continue to reduce operating costs and selling, general and administrative expenses and capital expenditures.

	Initial Public Offering. The net proceeds from our initial public offering, completed in June 1999, were approximately $81.8 million.

	Borrowings and Sale of Preferred Stock. In February 2000, we borrowed $15 million from both SBC and Telmex until we received regulatory approvals for the issuance of 1,500,000 shares of our Series B preferred stock on March 7, 2000. The loans bore interest at a rate of prime plus 2% during the time they were outstanding, and we repaid both loans plus accrued interest in full upon consummation of the preferred stock sale on March 7, 2000. The net proceeds from our sale of preferred stock in March 2000 were approximately $149.8 million.

	Operating Activities. Net cash used in operating activities for the six months ended June 30, 2001, was $26.1 million. This was primarily the result of a net loss of $71.3 million attributable to the expansion of our CopperNet network and development of our CopperNet services. This was partially offset by increases in non-cash expenses consisting primarily of depreciation and amortization of $16.0 million, amortization of deferred compensation on stock options of $2.1 million, provision for impairment of long-lived assets of $24.9 million and restructuring, and other non-cash items of $1.3 million, accompanied by a decrease in prepaid and other current assets of $1.6 million and accrued expenses of $3.2 million and $0.6 million write off of straight line revenue recognition asset.

	Net cash used in operating activities for the six months ending
June 30, 2000, was $36.8 million. This was primarily the result of a net loss of $51.6 million attributable to the expansion of our CopperNet network and development of our CopperNet services, but also the result of an increase in accounts receivable of $2.8 million and an increase in prepaid and other current assets of $1.7 million. These were partially offset by increases in non-cash expenses consisting primarily of depreciation of $9.4 million and amortization of deferred compensation on stock options of $3.4 million, accompanied by increases in accrued expenses of $3.7 million and accounts payable of $1.6 million.

	Investing Activities. Net cash provided by investing activities was $19.8 million for the six months ended June 30, 2001. This was primarily the result of sales of short-term investments of $23.6 million. This was partially offset by purchases of property and equipment of $3.8 million.

	Net cash used in investing activities was $68.1 million for the six months ended June 30, 2000. This was primarily the result of purchases of short-term investments of $31.5 million and deployment of equipment for our CopperNet services of $27.1 million. This was accompanied by purchases of property and equipment of $9.5 million.

	Financing Activities. Net cash provided by financing activities was $0.1 million for the six months ended June 30, 2001. This was primarily the result of the issuance of a note payable of $5.0 million and principal payments on capital leases of $5.0 million.

	Net cash provided by financing activities was $146.8 million for the six months ended June 30, 2000. This was primarily the result of net proceeds from our preferred stock offering of $150.0 million and borrowings on notes payable of $30.0 million. These were partially offset primarily by repayments of notes payable of $30.2 million and principal payments on capital leases of $3.0 million.


	Debt and Capital Lease Arrangements. On May 4, 2001, our $95.0 million capital lease facility with Lucent expired. We are currently purchasing property and equipment on an open payable through distributors and manufacturers. An aggregate of $40.1 million was outstanding under these capital lease obligations as of June 30, 2001. We are renegotiating all capital lease obligations with its lessors. Since we are in default on all such leases, the liabilities are classified as current as of June 30, 2001. There can be no assurance that we will successfully renegotiate our capital lease obligations.


ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

	We are not exposed to fluctuations in currency exchange rates because all of our services are invoiced in U.S. dollars. We are exposed to the impact of interest rate changes on our short-term cash investments, consisting of U.S. Treasury obligations and other investments in respect of institutions with the highest credit ratings, all of which have maturities of six months or less. These short-term investments carry a degree of interest rate risk. We believe that the impact of a 10% increase or decline in interest rates would not be material to our investment income.


		PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS -

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

	The Company implemented a restructuring plan in May 2001 as discussed in the Overview section of the Management Discussion and Analysis of this document. As part of this plan, we stopped paying rent and lease payments as of May 31, 2001. We are renegotiating all rent and capital lease obligations with our landlords and lessors. Various landlords and lessors have filed default notices with us. There can be no assurance that we will successfully renegotiate our rent and capital lease obligations. We have classified such liabilities as current as of June 30, 2001.

	The Company was a defendant, along with two directors and a principal stockholder,and a counter-claimant, in a case filed in the United States District Court for the Eastern District of Virginia in November 2000 by former officer Christopher J. Melnick. Mr. Melnick alleged several causes of action including breach of contract and securities fraud, and sought both monetary damages in an amount to be proven at trial and a declaratory judgment. We filed an answer substantially denying Mr. Melnick's allegations and filed a counterclaim against Mr. Melnick. The case was settled in May 2001 with the payment of $0.2 million in costs, removal of the restrictive legend on 200,000 shares of common stock and the issuance of 1,063,533 shares of common stock. These shares could not be transferred, sold or assigned until July 3, 2001, except under certain circumstances. As a result of the issuance of common stock, we recorded stock-based compensation expense in the amount of $0.6 million as of June 30, 2001.

	DMR Consulting Group, Inc., or DMR, initiated an action against the Company in the Circuit Court of the County of Fairfax, Virginia in April 2001.  DMR
sought monetary damages of approximately $1.1 million.  The parties have reached a settlement in principle pending agreement on final settlement terms.

	In July 2001, a former employee commenced an action against us in the United States District Court for the District of Maryland seeking $1 million in compensatory damages and $0.5 million in punitive damages for sex discrimination and unlawful retaliation. The case is now in discovery.

	We are a defendant in a case filed in the United States District Court for the Eastern District of Virginia in July 2001 by Wells Fargo Equipment Finance, Inc., or Wells Fargo. Wells Fargo alleges default on payments under a loan agreement; in particular, failure to make loan payments and failure to maintain curtain minimum unrestricted cash pursuant to a rider to the loan agreement. Wells Fargo is seeking recovery of the alleged outstanding balance under the loan agreement ($6.1) million and the posting of a letter of credit. The case is now in discovery and the Company is negotiating with Wells Fargo in an effort to reach a settlement.

	Additionally, we are subject to state telecommunications regulators, FCC and court decisions as they relate to the interpretation and implementation of the 1996 Telecom Act, the Federal Communications Act of 1934, as amended, various state telecommunications statutes and regulation, the interpretation of competitive telecommunications company interconnection agreements in general and our interconnection agreements in particular. In some cases, we may be deemed to be bound by the results of ongoing proceedings of these bodies or the legal outcomes of other contested interconnection agreements that are similar to our agreements. The results of any of these proceedings could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Inapplicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Inapplicable

ITEM 5.   OTHER INFORMATION - Inapplicable


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K -

(a)	Exhibits:  None.

(b)	Reports on Form 8-K:  The Company issued a form 8-K on May 18, 2001.

	SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



					Date:  August 14, 2001

					NETWORK ACCESS SOLUTIONS CORPORATION



					By:   /s/ JONATHAN P. AUST
        				      Jonathan P. Aust
        				      Chairman and Chief Executive Officer



					By:   /s/ MARK E. SCOTT
        				      Mark E. Scott
        				      Chief Financial Officer and Corporate Secretary


	- 2 -


	The accompanying notes are an integral part of these financial statements.

	- 5 -





	- 24 -