Form 10-Q
period 2001-09-30
NETWORK ACCESS SOLUTIONS CORP
filed 2001-11-05
CIK 1081665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
__________________

Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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
[X] YES NO

The number of shares outstanding of the registrant's Common Stock on September 30, 2001, after giving effect to any shares in treasury, was 53,574,522.

NETWORK ACCESS SOLUTIONS CORPORATION

INDEX

FORM 10-Q

PART I--FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements:

	Balance Sheets as of September 30, 2001 (unaudited) and December 31, 2000	3

	Statements of Operations and Other Comprehensive Loss for the three months and nine months ended September 30, 2001 (unaudited) and 2000 (unaudited)	4

	Statements of Cash Flows for the nine months ended September 30, 2001 (unaudited) and 2000 (unaudited)	5

	Notes to Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

PART II--OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 2.	Changes in Securities	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits and Reports on Form 8-K	25

Signatures		26

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NETWORK ACCESS SOLUTIONS CORPORATION

BALANCE SHEETS

(In thousands, except share information)
	As of September 30,	As of December 31,
ASSETS	2001	2000
Current assets:	(unaudited)
Cash and cash equivalents	$ 12,315	$ 14,735
Short-term investments	18,263	53,081
Accounts receivable, net of allowance for doubtful accounts of $863 and $1,451 as of September 30, 2001 and December 31, 2000, respectively	3,912	5,901
Prepaid and other current assets	574	2,361
Inventory	642	456
Total current assets	35,706	76,534
Property and equipment, net	48,208	90,456
Restricted cash	1,600	1,600
Other assets	1,083	1,581
Intangible assets	865	-
Total assets	$ 87,462	$ 170,171

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$ 11,157	$ 15,164
Accrued expenses	23,090	24,920
Current portion of capital lease obligations	23,258	14,076
Current portion of notes payable	2,420	532
Current portion of deferred revenue	45	14
Total current liabilities	59,970	54,706
Long-term portion of capital lease obligations	17,975	27,745
Long-term portion of notes payable	5,042	1,921
Long-term portion of deferred revenue	868	--
Total liabilities	83,855	84,372
Commitments and contingencies
Series B mandatorily redeemable preferred stock, $0.001 par value, 750,000 shares authorized, issued and outstanding as of September 30, 2001 and December 31, 2000, respectively (liquidation preference $83,242 (unaudited) and $79,301 as of September 30, 2001 and December 31, 2000, respectively)	83,219	79,238
Stockholders' (deficit) equity:
Common stock, $0.001par value, 150,000,000 shares authorized, 62,207,419 and 59,573,474 shares issued and outstanding as of September 30, 2001 and December 31, 2000, respectively	62	60
Additional paid-in capital	169,733	186,775
Accumulated other comprehensive income	27	157
Deferred compensation on stock options	(1,781)	(17,894)
Accumulated deficit	(245,699)	(160,635)
Less treasury stock, at cost, 8,632,897 and 8,567,369 shares as of September 30, 2001 and December 31, 2000, respectively	(1,954)	(1,902)
Total stockholders' (deficit) equity	(79,612)	6,561
Total Liabilities, mandatorily redeemable preferred stock and stockholders' (deficit) equity	$ 87,462	$ 170,171

The accompanying notes are an integral part of these financial statements.

NETWORK ACCESS SOLUTIONS CORPORATION
STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Unaudited; in thousands, except share and per share information)

For the three months ended	For the nine months ended
September 30,	September 30,
2001	2000	2001	2000
Revenue:
Network services	$ 7,626	$ 2,880	$ 17,912	$ 7,247
Product sales and consulting services	1,214	6,219	6,797	15,669
Total revenue	8,840	9,099	24,709	22,916

Operating expenses:
Network services (exclusive of depreciation and
amortization presented below)	6,686	6,502	19,968	16,533
Product sales and consulting services costs (exclusive of
depreciation and amortization presented below)	802	5,581	5,205	13,568
Selling, general and administrative	7,426	23,991	31,041	59,712
Amortization of deferred compensation on stock options	402	1,993	2,550	5,437
Depreciation and amortization	6,471	8,209	22,487	17,616
Restructuring	-	-	2,023	-
Impairment of long-lived assets	-	-	24,853	-
Total operating expenses	21,787	46,276	108,127	112,866

Loss from operations	(12,947)	(37,177)	(83,418)	(89,950)

Interest income (expense), net	(721)	714	(1,548)	2,486
Follow-on offering costs	-	-	-	(574)
Loss before income taxes	(13,668)	(36,463)	(84,966)	(88,038)

Provision for income taxes	(98)	(50)	(98)	(50)
Net loss	(13,766)	(36,513)	(85,064)	(88,088)

Preferred stock dividends	1,338	2,722	3,941	6,057
Preferred stock accretion	13	26	40	59
Preferred stock conversion inducement adjustment	-	-	(216)	-

Net loss applicable to common stockholders	$ (15,117)	$ (39,261)	$ (88,829)	$ (94,204)

Net loss per common share applicable to common stockholders (basic and diluted)	$ (0.28)	$ (0.83)	$ (1.68)	$ (2.02)

Weighted average common shares outstanding (basic and diluted)	53,450,784	47,043,947	52,958,052	46,628,181

Other comprehensive loss:
Net loss	$ (13,766)	$ (36,513)	$ (85,064)	$ (88,088)

Unrealized (loss) gain on short-term investments available for sale	(59)	39	(130)	134
Total other comprehensive loss	$ (13,825)	$ (36,474)	$ (85,194)	$ (87,954)

The accompanying notes are an integral part of these financial statements.

NETWORK ACCESS SOLUTIONS CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)
	For the nine months ended
	September 30,
	2001	2000
Cash flows from operating activities:
Net loss	$ (85,064)	$ (88,088)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	22,487	17,616
Impairment of long-lived assets	24,853	-
Restructuring and other non-cash items	1,348	-
Provision for doubtful accounts receivable	552	1,035
Amortization of deferred compensation on stock options	2,550	5,437
Follow-on offering costs	-	574
Net changes in assets and liabilities net of the effect of CapuNet acquisition:
Accounts receivable	1,436	(4,701)
Inventory	(188)	(500)
Prepaid and other current assets	1,780	(1,697)
Other assets	258	(240)
Accounts payable	(622)	171
Accrued expenses	(149)	7,537
Deferred compensation liability	-	(167)
Deferred revenue	639	14
Net cash used in operating activities	(30,120)	(63,009)
Cash flows from investing activities:
Sales of short-term investments	186,445	-
Purchases of short-term investments	(151,756)	(33,127)
Acquisition of CapuNet	(450)	-
Expenditures for network under development	-	(28,000)
Purchases of property and equipment	(6,416)	(12,665)
Net cash provided by (used in) investing activities	27,823	(73,792)
Cash flows from financing activities:
Borrowings on notes payable	5,000	30,000
Borrowings on sales leaseback	-	5,503
Repayments of notes payable	(529)	(30,349)
Principal payments on capital leases	(5,037)	(5,478)
Issuance of common stock	65	-
Issuance of mandatorily redeemable preferred stock	-	150,000
Issuance costs related to common and preferred stock offerings	-	(209)
Issuance costs related to follow-on offering	-	(406)
Proceeds from exercise of stock options	130	823
Treasury stock acquired	(52)	(1)
Preferred stock conversion inducement adjustment	300	-
Net cash (used in) provided by financing activities	(123)	149,883

Net (decrease) increase in cash and cash equivalents	(2,420)	13,082
Cash and cash equivalents at the beginning of the period	14,735	18,240
Cash and cash equivalents at the end of the period	$ 12,315	$ 31,322

The accompanying notes are an integral part of these financial statements.
-5-

NETWORK ACCESS SOLUTIONS CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ 1,773	$ 2,554
Income taxes	-	50
Non-cash investing and financing activities:
Capital leases	3,068	23,842
Capital leases acquired by acquisition	178	-
Preferred stock dividends	3,941	6,057
Preferred stock accretion	40	59
Expenditures for offering costs included in accrued expenses	-	108
Preferred stock conversion inducement adjustment	216	-

The accompanying notes are an integral part of these financial statements.

NETWORK ACCESS SOLUTIONS CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited; in thousands, except share and per share information)

1. Business

The Company

Network Access Solutions Corporation, or the Company, was originally incorporated in the Commonwealth of Virginia on December 19, 1994. On August 3, 1998, the Company reincorporated in the State of Delaware. The Company is a provider of high-speed data communications services and related applications, network services, telecommunications products and equipment and consulting services to business customers. Through its CopperNet branded service, the Company offers its customers high-speed, continuous connectivity using Digital Subscriber Line, or DSL, technology. The Company provides metropolitan area and wide area network services, manages, and monitors its customers' networks, sells telecommunications equipment, designs networks for its customers, installs the equipment, and provides related services. The Company currently offers its DSL-based networking solutions in the following nine cities and their surrounding markets: Baltimore, Boston, New York, Norfolk, Philadelphia, Pittsburgh, Richmond, Washington D.C., and Wilmington.

The unaudited balance sheet as of September 30, 2001, the unaudited statements of operations for the three months and nine months ended September 30, 2001 and 2000 and the unaudited statement of cash flows for the nine months ended September 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles, and these financial statements should be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001.

2. Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations". SFAS No.141 requires all business combinations initiated after June 30, 2001 to be accounted for by a single method, the purchase method. In addition, SFAS No.141 establishes criteria for the recognition of intangible assets separately from goodwill. During the quarter ended September 30, 2001, the Company adopted SFAS No. 141 as it pertained to the CapuNet acquisition as discussed in Note 3.

Also in July 2001, the FASB issued SFAS No.142, "Goodwill and Other Intangible Assets," which addresses how intangible assets that are acquired individually or in a group of other assets (but not those purchased in a business combination) are accounted for upon acquisition. Under SFAS No. 142 goodwill and indefinite lived intangible assets will no longer be amortized, but rather will be tested for impairment at least annually. In addition, the amortization period of intangible assets with finite lives will no longer be limited to 40 years. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, which for the Company means the standard will be adopted on January 1, 2002. At the present time, the Company does not expect that the adoption of SFAS No. 142 will have a material effect on the Company's results of operations, financial position, or cash flows.

On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The objectives of SFAS No. 144 are to address significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and to develop a single accounting model based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, which for the company means the standard will be adopted on January 1, 2002.

3. Acquisitions

CapuNet

On August 31, 2001, the Company acquired selected assets and assumed certain liabilities of CapuNet, Inc., a Maryland limited liability company ("Seller") located in Rockville, Maryland. The results of the Seller's operations have been included in the financial statements since the August 31, 2001 closing date.

The Seller is a provider of broadband services to business customers in the Company's existing territory. Because of the acquisition, the Company expects to increase annual revenues.

The aggregate purchase price was $1.14 million including $1.12 million in assumed liabilities and $0.02 million in transaction costs.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The preliminary allocation of the purchase price is subject to refinement.

As of August 31,2001
Property and equipment	$ 275
Intangible assets including customer lists and contracts	865
Total assets acquired	1,140

Accounts payable	(679)
Accrued expenses and other current liabilities	(23)
Deferred income	(260)
Current lease liabilities	(178)
Total liabilities assumed	(1,140)
Net assets acquired	$ -

4. Property and Equipment

Property and equipment consists of the following:
	As of	As of
	September 30,	December 31,
	2001	2000
	(unaudited)
Network placed in service	$ 77,908	$ 78,885
Network development in process	-	7,178
Office and computer equipment	15,089	29,286
Furniture and fixtures	1,860	5,121
Less accumulated depreciation	(46,649)	(30,014)
Property and equipment, net	$ 48,208	$ 90,456

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

During May 2001, the Company implemented a significant restructuring plan and recorded an impairment charge relating to property and equipment of $24.9 million as of September 30, 2001, as discussed in Note 9.

As of September 30, 2001 and December 31, 2000, the recorded cost of the equipment under capital leases, consisting primarily of network equipment, was $48,726 and $52,698, respectively. Accumulated amortization for this equipment under capital leases was $27,646 and $18,205 as of September 30, 2001 and December 31, 2000, respectively.

The Company capitalized costs associated with the design and implementation of the Company's systems including internally and externally developed software. As of September 30, 2001 and December 31, 2000, the recorded cost of software and software-in development was $6,033 and $15,741, respectively.

Property and Equipment is net of a transfer of assets to SBC Communications, Inc., or SBC, of $23.7 million, which was recorded in the fourth quarter of 2000. This transfer was part of the Series B preferred stock conversion agreement in which the Company transferred substantially all of the central office sites built by the Company in the southeastern and western regions of the United States to SBC. For additional information, see Note 11 of the Notes to Financial Statements in the Company's annual report on Form 10-K for the year ended December 31, 2000.

5. Commitments and Contingencies

Liquidity and Capital Resources

For the nine months ended September 30, 2001, the Company incurred operating losses of $83.4 million and negative cash flows from operations of $30.1 million. For the year ended December 31, 2000, the Company incurred losses of $120.6 million and negative cash flows from operations of $77.6 million. In addition, the Company's working capital decreased from $21.8 million at December 31, 2000, to a negative $24.3 million at September 30, 2001 as a result of the reclassification of long-term portion of capital lease obligations and long-term portion of notes payable of $10.7 million to current. The Company had an accumulated deficit of $245.7 million at September 30, 2001 and the Company expects to incur operating losses for the foreseeable future. Management has taken actions to increase sales and significantly reduce operating, selling, general and administrative expenses and capital expenditures in order to preserve cash, cash equivalents and short-term investments. These actions include the acquisition of customer lines from distressed competitors, restructuring operations to align operating costs with revenues, reducing selling, general and administrative expenses and capital expenditures through workforce and other reductions, and reviewing and revising network expenditures. Specifically, in May 2001 the Company implemented a restructuring plan, which resulted in the shutting down and abandonment of 205 unprofitable central office collocation facilities, which accounted for 8% of network services revenues and 20% of network service operating expenses. The plan also included the termination of 140 employees, representing a 34% workforce reduction. The restructuring plan is more fully described in Note 9 to the financial statements included in Item 1. Furthermore, management is also currently renegotiating capital lease obligations and rent liabilities to reduce future funding requirements. There can be no assurance the Company will successfully renegotiate its rent and capital lease obligations. Currently, the Company has sufficient cash, cash equivalents, and short-term investments to fund operations until 2002. Management expects to continue to reduce operating costs, selling, general and administrative expenses and capital expenditures.

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

The Company implemented a restructuring plan in May 2001 as discussed in Note 9. As part of this plan, the Company stopped paying rent and lease payments as of May 31, 2001. The Company is renegotiating most rent and capital lease obligations with its landlords and lessors. Various landlords and lessors have filed default notices and notices of acceleration with the Company. There can be no assurance the Company will successfully renegotiate its rent and capital lease obligations. The Company has classified such liabilities as current at September 30, 2001.

The Company was a defendant, along with two directors and a principal stockholder, and a counter-claimant, in a case filed in the United States District Court for the Eastern District of Virginia in November 2000 by former officer Christopher J. Melnick. Mr. Melnick alleged several causes of action including breach of contract and securities fraud, and sought both monetary damages in an amount to be proven at trial and a declaratory judgment. The Company filed an answer substantially denying Mr. Melnick's allegations and filed a counterclaim against Mr. Melnick. The case was settled in May 2001 with the payment of $0.2 million in costs, removal of the restrictive legend on 200,000 shares of common stock and the issuance of 1,063,533 shares of common stock. As a result of the issuance of common stock, the Company recorded stock-based compensation expense in the amount of $0.6 million for the period ended June 30, 2001.

DMR Consulting Group, Inc., or DMR, initiated an action against the Company in the Circuit Court of the County of Fairfax, Virginia in April 2001. DMR sought monetary damages of approximately $1.1 million. The case was settled in September 2001 with the payment of $0.3 million by October 31, 2001.

In July, 2001, a former employee commenced an action against the Company in the United States District Court for the District of Maryland seeking $1 million in compensatory damages and $0.5 million in punitive damages for sex discrimination and unlawful retaliation. The case is now in discovery.

The Company is a defendant in a case filed in the United States District Court for the Eastern District of Virginia in July 2001 by Wells Fargo Equipment Finance, Inc., or Wells Fargo. Wells Fargo alleges default under a loan agreement; in particular, failure to make loan payments and failure to maintain certain minimum unrestricted cash pursuant to a rider to the loan agreement. Wells Fargo is seeking recovery of the alleged outstanding balance under the loan agreement ($6.1 million) or the posting of a letter of credit. The case is now in discovery and the Company is negotiating with Wells Fargo in an effort to reach a settlement. The Company has classified the related liability as current at September 30, 2001.

On September 28,2001, the Company received a notice of acceleration from Lucent Technologies ("Lucent"). Lucent demanded payment of principal and interest of $2.4 million related to a note payable. The Company has classified the related liability as current at September 30, 2001.

On October 4,2001 the Company filed a Demand of Arbitration with the American Arbitration Association concerning various claims with Ascend Communications, Inc. / Lucent Technologies, Inc., Purchase and Sale Agreement ("Lucent agreement"). The demand asserts breach of contract for failure to place equipment purchases on capital leases as required by the Lucent agreement. In addition, the demand asserts breach of contract for failure to provide equipment that materially conforms to the specifications in the Lucent agreement. Finally, the demand asserts breach of contract for failure to correct accounts receivable records on credits and returns, and requests accounting for certain invoices. The Company requested to be relieved of its obligations under the Lucent agreement, including accounts payable of $0.8 million and notes payable and accrued interest of $2.4 million and other related damages to be proven in the arbitration. The arbitration proceedings have not commenced. There can be no assurance the Company will be successful in these proceedings.

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

6. Mandatorily Redeemable Preferred Stock and Stockholders' (Deficit) Equity

On August 3, 1998, the Company was recapitalized with authorized capital stock that included 15,000,000 shares of preferred stock. As of September 30, 2001, the Company had 3,500,000 shares of undesignated preferred stock, none of which was issued or outstanding. Of the 15,000,000 shares, 750,000 are designated Series B.

Mandatorily Redeemable Preferred Stock

On March 7, 2000, the Company issued 1,500,000 shares of Series B preferred stock for total proceeds of $150 million excluding direct issuance costs of $0.2 million. The convertible Series B preferred stock is non-voting and pays a 7.0% dividend, which can be satisfied with either additional stock or cash. Each $100.00 share of Series B preferred stock is convertible at any time at the election of the holder into 3.2258 shares of the Company's common stock, or 4,838,700 common shares. The Company may call the Series B preferred stock for mandatory conversion into common stock at any time between two and five years after the original issue date, provided the Company's common stock is trading above $31.00 per share. On each anniversary of the issue date, beginning on the second anniversary and ending on the seventh anniversary, the holders of the Series B preferred stock may request that the Company redeem the shares for a cash amount equal to $100.00 per share plus unpaid dividends. The Company may postpone such right until the following year for all but the seventh year if its common stock share price is below $31.00 for a specified period preceding the anniversary date. The Series B preferred stockholders have the right to maintain their percentage equity ownership interests in the Company's common stock through a right of primary offer mechanism in the financing agreement. This right permits them to purchase, in any subsequent offering of the Company's stock, on the same terms and conditions as the stock is offered to third parties, an amount of stock that will allow them to maintain their respective percentage ownership interests. Through a separate agreement with the Company's present principal stockholders, Spectrum Equity Investors II, L.P. and Jonathan P. Aust, the Company's Chief Executive Officer, the Series B preferred stockholders also have a right of first offer to purchase, in certain circumstances, any shares that these stockholders may wish to sell in the future.

On December 22, 2000, the Company signed an agreement with SBC, a Series B preferred stockholder, to convert SBC's shares of Series B preferred stock plus accrued dividends, which totaled $79,171 at $31.00 per share, the original conversion price, into 2,554,375 shares of common stock. The conversion was part of a series of agreements whereby SBC converted 750,000 shares of Series B preferred stock into shares of common stock of the Company. The series of agreements included: (i) the transfer of network development in process comprising of 397 central office sites in the southeastern and western regions of the United States with a carrying value of $22,141; (ii) the sale of 19 central office sites for $1.6 million; (iii) the purchase by SBC from the Company of certain third-party network equipment; (iv) the provision of a $5.0 million line of credit to finance costs associated with the transfer the central offices noted above; (v) the assumption of certain of the Company's rights and obligations or alternatively, subletting the fourth and fifth floors of the Company's headquarters facility in Herndon, Virginia; and (vi) reimbursement for $300 of future leasehold improvements or moving expenses. The inducement was recorded as an increase to net loss applicable to common stockholders of $23.7 million during the year ended December 31, 2000. For the nine months ended September 30, 2001, the Company recorded miscellaneous adjustments to reduce the inducement by $216.

The preferred stock activity is summarized as follows:

Series B

	Shares	Amount
Balance, December 31, 2000	750,000	$ 79,238
Accrued dividends	-	3,941
Accretion to redemption price	-	40
Balance, September 30, 2001	750,000	$ 83,219

Common Stock

On July 27, 2001, The Company was delisted from NASDAQ and began trading on the Over-The-Counter Bulletin Board of The National Association of Securities Dealers (OTCBB). The Company moved to the OTCBB because it received notification from NASDAQ on July 20, 2001, that it was no longer in compliance with NASDAQ rules that require companies to maintain a minimum bid price of $1 for 30 consecutive trading days and $4 million in net tangible assets.

7. Stock-Based Compensation

On July 23, 1998, the Company adopted the 1998 Stock Incentive Plan (the Plan), under which incentive stock options, non-qualified stock options, stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards or any combination thereof may be granted to the Company's employees and certain other persons in accordance with the Plan. The Board of Directors, which administers the Plan, determines the number of options granted, the vesting period, and the exercise price. The Board of Directors may terminate the Plan at any time. With respect to options granted before February 15, 2000, options granted under the Plan are exercisable into restricted shares of the Company's common stock upon award and expire ten years after the date of grant. The restricted common stock generally vests over a three- or four-year period. Subsequent to exercise, unvested shares of restricted common stock cannot be transferred until such shares have vested. Upon voluntary termination, the Company at the lower of fair value or the exercise price can repurchase unvested shares of restricted common stock. Options granted subsequent to February 15, 2000, under the Company's "Year 2000 Program," vest and are exercisable cumulatively over a three-year period commencing with the first anniversary of the date of grant, and expire ten years after the date of grant. At December 31, 1998, 9,000,000 shares were reserved for issuance under the Plan. Effective November 1, 1999 (as approved by the Company's stockholders on September 6, 2000), the Board of Directors increased the number of shares of common stock reserved for issuance under the Plan to 13,250,000.

The following table summarizes the Company's stock option activity:

Stock

	Options

Weighted Average

		Exercise Price
Outstanding, December 31, 2000	10,450,528	$ 3.60
Granted	1,905,000	$ 0.78
Exercised	(2,504,275)	$ 0.66
Canceled	(5,678,142)	$ 4.86
Outstanding, September 30, 2001	4,173,111	$ 2.70
Exercisable, September 30, 2001	1,339,812	$ 4.92

The following table summarizes information about options outstanding and exercisable at September 30, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise price	Number Exercisable	Weighted Average Exercise Price
$ 0.09--1.41	2,315,017	9.0	$0.66	491,667	$0.18
$ 1.42--3.52	1,309,450	8.7	$2.00	433,300	$3.00
$ 3.53--8.79	192,666	8.0	$5.77	154,568	$5.97
$ 8.80--21.97	257,956	8.2	$12.32	200,574	$12.90
$ 21.98--34.50	98,022	8.4	$29.09	59,703	$28.51
	4,173,111	8.8	$2.70	1,339,812	$4.92

In certain instances, the Company has determined the fair value of the underlying common stock on the date of grant was in excess of the exercise price of the options. This amount is recorded as an increase to additional paid-in capital and is amortized as a charge to operations over the vesting periods, which range from three to four years, of the underlying restricted common stock. Upon subsequent cancellation of such options, a decrease to additional deferred compensation and paid-in capital is recorded for the unvested amount. As a result, the Company recorded a reduction to deferred compensation of $5.0 million and $13.3 million, respectively for the three and nine months ended September 30, 2001. The Company recognized stock compensation expense of $0.4 million and $2.6 million, respectively for the three and nine months ended September 30, 2001.

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
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2001	2000	2001	2000
Net loss applicable to common stockholders, as reported	$ 15,117	$ 39,261	$ 88,829	$ 94,204
Pro forma net loss applicable to common stockholders	16,228	42,520	89,145	102,386
Net loss per common share applicable to common stockholders, as reported, basic and diluted	(0.28)	(0.83)	(1.68)	(2.02)
Pro forma net loss per common share applicable to commonstockholders, basic and diluted	(0.30)	(0.90)	(1.68)	(2.02)

The weighted average fair value of options granted during the three and nine months ended September 30, 2001 and 2000, was approximately $0.22 and $0.78, respectively, based on the Black-Scholes option-pricing model. Upon termination, the Company may repurchase unvested shares of restricted stock at the lower of the exercise price or fair market value.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the three months ended September 30, 2001 and 2000: Dividend yield of 0%; expected volatility of 0% to 168%; risk-free interest rates of 4.02% to 4.90%; and expected term of five years.

On August 2, 2001, the Company granted 500,000 stock options to a consultant. The options were granted at an exercise price of $0.46 per share and vest annually over three years. The options will be valued at each vesting date using a Black-Scholes option pricing model.

8. Segment Information

In accordance with SFAS No. 131, the Company discloses certain segment information. The financial results of the Company's segments are presented on an accrual basis. The Company evaluates the performance of its segments and allocates resources to them based on gross profit. There are no intersegment revenues. The table below presents information about the reported gross profit (loss) of the Company's reportable segments for the three and nine months ended September 30, 2001 and 2000. Asset information is not reported for the product sales and consulting services segments, as the Company in making its decisions regarding operating matters does not consider this data.

	Network Services	Product Sales and Consulting Services	Reconciling Items	Total
As of and for the three months ended September 30, 2001:
Revenue	$7,626	$1,214	$-	$8,840
Gross profit (loss) (1)	$940	$412	$-	$1,352
Property and equipment, net	$39,453	$-	$8,755	$48,208
As of and for the three months ended September 30, 2000:
Revenue	$2,880	$6,219	$-	$9,099
Gross profit (loss) (1)	$(3,622)	$638	$-	$(2,984)
Property and equipment, net	$81,434	$-	$24,514	$105,948
As of and for the nine months ended September 30, 2001:
Revenue	$17,912	$6,797	$-	$24,709
Gross profit (loss) (1)	$(2,056)	$1,592	$-	$(464)
Property and equipment, net	$39,453	$-	$8,755	$48,208
As of and for the nine months ended September 30, 2000:
Revenue	$7,247	$15,669	$-	$22,916
Gross profit (loss) (1)	$(9,286)	$2,101	$-	$(7,185)
Property and equipment, net	$81,434	$-	$24,514	$105,948

______

(1) Adjustments that are made to the total of the segments gross profit in order to arrive at loss before income taxes are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2001	2000	2001	2000
Gross loss (exclusive of depreciation and amortization presented below)	$ 1,352	$ (2,984)	$ (464)	$ (7,185)
Operating expenses
Selling, general and administrative	7,426	23,991	31,041	59,712
Amortization of deferred compensation on stock options	402	1,993	2,550	5,437
Depreciation and amortization	6,471	8,209	22,487	17,616
Restructuring	-	-	2,023	-
Impairment of long-lived assets	-	-	24,853	-
Loss from operations	(12,947)	(37,177)	(83,418)	(89,950)
Interest income (expense), net	(721)	714	(1,548)	2,486
Follow-on offering costs	-	-	-	(574)
Loss before income taxes	$ (13,668)	$ (36,463)	$ (84,966)	$ (88,038)

9. Restructuring & Impairment of Long-Lived Assets

In May 2001, the Company implemented a restructuring plan to reduce expenses, streamline operations, and improve profitability. Specifically, the plan focused the resources of the Company into higher margin areas of network operations with higher potential for future growth. The plan included the shutting down and abandonment of approximately 205 unprofitable central office collocation facilities, which accounted for approximately 8% of network services revenues and 20% of network service operating expenses. The majority of the network equipment located in these facilities, which is owned or leased by the Company, was removed and re-deployed to other central offices as needed. The abandoned facilities and related network equipment were evaluated in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The related impairment loss is discussed in the "Impairments" section below.

The plan also included the elimination of 140 employees, or 34% of the work force, and closure of all outside sales offices. The employee groups terminated included all functional areas within the Company. The employees received two weeks of severance and one week of additional severance for each completed year of service. These severance costs will be paid during the second and third quarters of 2001 out of existing cash resources of the Company. As of September 30, 2001, total costs were $763 of which $14 was accrued.

The restructuring charge of $2.0 million is comprised of $0.8 million for employee terminations, $0.8 million for lease terminations, and $0.4 million for other related costs. These amounts are classified as "restructuring" on the statement of operations. As of September 30, 2001, the remaining restructuring liability is $0.7 million.

Impairments

In connection with the restructuring plan, the Company evaluated its long-lived assets for impairment. Management identified assets in three long-lived asset categories that were impaired: network placed in service, office and computer equipment and software, and furniture and fixture. The total impairment charge of $24.9 million is classified as "impairment of long-lived assets" on the statement of operations.

The network placed in service assets were network collocation facilities that were specifically identified as part of the restructuring plan. Based on an undiscounted cash flow analysis on a facility by facility basis, the Company determined the 205 abandoned facilities had no value to the Company's future operations and there could be no assurance that the Company could anticipate cash flows from their future disposition. Therefore, the Company determined the entire net book value of the abandoned facilities, in the amount of $10.2 million, was impaired. The network equipment located in these facilities was also evaluated for impairment. The majority of the network equipment was removed and re-deployed to other facilities. An impairment charge, in the amount of $1.6 million, was recorded for the network equipment that was not being re-deployed.

In connection with the abandonment of the network placed in service, certain internally and externally developed software under development was also identified and evaluated for impairment. The software applications related to a major program, implemented in early 2000, to upgrade the Company's operating systems. As a result of the restructuring plan, management determined the upgraded systems were not required for the reduced number of personnel and network collocation facilities. Consequently, implementation of the upgrades was not completed and the Company reverted to legacy systems. Software applications related to the upgrade were specifically identified, and the net book value, in the amount of $10.0 million, was recorded as an impairment charge.

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

A summary of all impairment charges for the nine months ended September 30, 2001 is as follows:

Network placed in service	$11,880
Office and computer equipment and software	11,273
Furniture and fixtures and leasehold improvements	1,700

Total	$24,853

10. Subsequent Events

On October 24,2001 the Company entered into a Forbearance Agreement ("Agreement") with General Electric Capital Corporation and its subsidiary Fore Financial Services ("GECC"). The Company has outstanding lease obligations of $25.8 million with GECC, which the Company stopped paying as of May 31, 2001 while renegotiating the obligations. The Agreement allows the company to reclassify $17.8 million of this outstanding lease obligation as long-term. The Agreement provides for the following monthly payments:

Principal and Interest Payments	Past Due Payments
October 2001	$ -	$ 565
November 2001 to March 2001	$ -	$ 204
April 2002 to March 2003	$ 987	$ 51
April 2003 to Maturity	$ 987	$ 200

The Agreement provides collateral of tangible and intangible property granted in the lease and additional collateral of all present and future accounts receivable. The Agreement also provides for an additional past due payment of $.50 for every $1.00 of revenue related to any customer line acquisition during the period January 1, 2002 through March 31, 2003. The Company has agreed to issue a warrant purchase agreement, which entitles GECC to purchase up to 3% of the Company's common stock at the market price at closing, which is expected to be November 2, 2001. The warrant agreement will include without limitation provisions regarding anti-dilutive and registration and tag along rights. The Agreement includes covenants that require the Company to achieve 90% of its projected business plan, provides a lien on the accounts receivable, and requires a complete inventory of all equipment.

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

Forward-looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those contemplated in these forward-looking statements. In particular, the risks and uncertainties include those described under "Risk Factors" in our September 1999 IPO Prospectus, in our annual report on Form 10-K for the year ended December 31, 2000 and in other periodic SEC filings. Other related risks and uncertainties include, among other things, the following:

  our ability to successfully market our services to current and new customers;
  our ability to successfully manage our lease obligations and vendor liabilities;
  the effect of competition;
  our ability to react to trends in regulatory, legislative and judicial developments;
  our ability to manage growth of our operations;
  our ability to secure additional sources of financing;
  our ability to reduce operating expenses;
  our ability to manage the business under the restructuring plan;
  the difficulty of predicting the new and rapidly evolving high-speed data communications industry;
  acquisitions involving us, which may disrupt the business and be dilutive to our existing stockholders; and
  our ability to manage and grow our business in markets impacted by terrorist activities.

Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise the information contained in this Form 10-Q, whether as a result of new information, future events or circumstances or otherwise.

Overview

We are a provider of broadband network solutions to business customers. We provide our data communications services using a variety of high-speed access methods and generally market those services directly through our own sales force. With our network infrastructure, we are able to provide Internet, private frame relay and private asynchronous transfer mode, or ATM access to our customers through high-speed, always-on connections at speeds up to 2.3 megabits per second. We have branded our network service "CopperNet," which we commercially launched in the northeast and mid-Atlantic regions of the United States in January 1999.

We were incorporated in 1995 in Virginia and reincorporated in Delaware in 1998, selling data communications products and providing related services for corporate networks. We recognized that businesses were finding it extremely expensive and time consuming to manage and secure the complex elements of their networks. To exploit this opportunity, we began offering our customers additional services to help them design, build, maintain, and secure their networks.

In 1996, we recognized the opportunity presented by the convergence of three factors:

the accelerating growth in the data communications requirements of businesses;

deregulation of the local telephone network by the Telecommunications Act of 1996, or the 1996 Telecom Act; and

the compelling features of digital subscriber line, or DSL, technology.

To exploit this opportunity, we began to develop technical standards and processes for delivery of DSL-based services to our customers. We now seek to solve the data communications needs of our business customers by offering them network services, telecommunications products and equipment made by others and consulting services. Although the majority of our revenue has historically been derived from our product sales and consulting services, we expect to continue to dedicate most of our financial and management resources to further developing our network services business. Through this business, which includes our CopperNet service offering, we provide metropolitan area networks, or MANs, and wide area networks, or WANs, to our customers. We also manage and monitor our customers' networks. Through our product sales business, we sell telecommunications equipment that our customers use to build, maintain, and secure their networks. Through our consulting services business, we design our customer's networks, install the related equipment, and provide services to help them secure their networks.

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

We currently offer networking using our own infrastructure in the following nine northeast and mid-Atlantic cities and their surrounding markets: Baltimore, Boston, New York, Norfolk, Philadelphia, Pittsburgh, Richmond, Washington D.C., and Wilmington. Customer locations outside of these major metropolitan areas are served through partnerships with Intermedia, WorldCom, and AT&T.

As of September 30, 2001, we had installed DSL equipment in approximately 310 central offices within our northeast and mid-Atlantic markets, which is net of certain unprofitable central offices, which were shut down as discussed below. We had also installed T-1 equipment in a subset of 139 offices and other switching centers, which essentially completes our current plans for the rollout of our network in these markets. As of September 30, 2001, we had installed approximately 15,950 lines in our Northeast and mid-Atlantic regions.

Restructuring and Impairment of Long-Lived Assets

In May 2001, the Company implemented a restructuring plan to reduce expenses, streamline operations, and improve profitability. Specifically, the plan focused the resources of the Company into higher margin areas of network operations with higher potential for future growth. The plan included the shutting down and abandonment of approximately 205 unprofitable central office collocation facilities, which accounted for approximately 8% of network services revenues and 20% of network service operating expenses. The majority of the network equipment located in these facilities, which is owned or leased by the Company, was removed and re-deployed to other central offices as needed. The abandoned facilities and related network equipment were evaluated in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The related impairment loss is discussed in the "Impairments" section below.

The plan also included the elimination of 140 employees, or 34% of the work force, and closure of all outside sales offices. The employee groups terminated included all functional areas within the Company. The employees received two weeks of severance and one week of additional severance for each completed year of service. These severance costs will be paid during the second and third quarters of 2001 out of the Company's existing cash resources. As of September 30, 2001, total payments of severance costs were $763 with $14 was accrued.

The restructuring charge of $2.0 million is comprised of $0.8 million for employee terminations, $0.8 million for lease terminations, and $0.4 million for other related costs. These amounts are classified as "restructuring" on the statement of operations. As of September 30, 2001, the remaining restructuring liability is $0.7 million.

Impairments

In connection with the restructuring plan, the Company evaluated its long-lived assets for impairment. Management identified assets in three long-lived asset categories that were impaired: network placed in service, office and computer equipment and software, and furniture and fixture. The total impairment charge of $24.9 million is classified as "impairment of long-lived assets" on the statements of operations.

The network placed in service assets were network collocation facilities that were specifically identified as part of the restructuring plan. Based on an undiscounted cash flow analysis on a facility by facility basis, the Company determined the 205 abandoned facilities had no value to the Company's future operations and there could be no assurance that the Company could anticipate cash flows from their future disposition. Therefore, the Company determined the entire net book value of the abandoned facilities, in the amount of $10.2 million, was impaired. The network equipment located in these facilities was also evaluated for impairment. The majority of the network equipment was removed and re-deployed to other facilities. An impairment charges, in the amount of $1.6 million, was recorded for the network equipment that was not being re-deployed.
In connection with the abandonment of the network placed in service, certain internally and externally developed software under development was also identified and evaluated for impairment. The software applications related to a major program, implemented in early 2000, to upgrade the Company's operating systems. As a result of the restructuring plan, management determined the upgraded systems were not required for the reduced number of personnel and network collocation facilities. Consequently, implementation of the upgrades was not completed and the Company reverted to legacy systems. Software applications related to the upgrade were specifically identified, and the net book value, in the amount of $10.0 million, was recorded as an impairment charge.

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

A summary of all impairment charges for the nine months ended September 30, 2001 is as follows:

Network placed in service	$11,880
Office and computer equipment and software	11,273
Furniture and fixtures and leasehold improvements	1,700

Total	$24,853

Results of Operations

The following table presents our results of operations data and the components of net loss as a percentage of our revenue.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2001	2000	2001	2000
Revenue:
Network services	86.3%	31.7%	72.5%	31.6%
Product sales and consulting services	13.7%	68.3%	27.5%	68.4%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Network services (exclusive of depreciation and amortization presented below)	75.6%	71.5%	80.8%	72.1%
Product sales and consulting services costs (exclusive of depreciation and amortization presented below)	9.1%	61.3%	21.1%	59.2%
Selling, general and administrative	84.0%	263.7%	125.6%	260.6%
Amortization of deferred compensation on stock options	4.6%	21.9%	10.3%	23.7%
Depreciation and amortization	73.2%	90.2%	91.0%	76.9%
Restructuring	0.0%	0.0%	8.2%	0.0%
Impairment of long-lived assets	0.0%	0.0%	100.6%	0.0%
Total operating expenses	246.5%	508.6%	437.6%	492.5%
Loss from operations	(146.5%)	(408.6%)	(337.6%)	(392.5%)
Interest income (expense), net	(8.2%)	7.8%	(6.3%)	10.8%
Follow-on offering costs	0.0%	0.0%	0.0%	(2.5%)
Loss before income taxes	(154.7%)	(400.8%)	(343.9%)	(384.2%)
Provision for income taxes	(1.1%)	(0.5%)	(0.4%)	(0.2%)
Net loss	(155.8%)	(401.3%)	(344.3%)	(384.4%)
Preferred stock dividends	15.1%	29.9%	15.9%	26.4%
Preferred stock accretion	0.1%	0.3%	0.2%	0.3%
Preferred stock conversion inducement adjustment	0.0%	0.0%	(0.9%)	0.0%
Net loss applicable to common stockholders	(171.0)%	(431.5)%	(359.5)%	(411.1)%

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Revenue. Revenue was $8.8 million for the three months ended September 30, 2001, as compared to $9.1 million for the three months ended September 30, 2000, a decrease of $0.3 million. This decrease was attributable to a $4.7 million increase in network services offset by a $5.0 million decrease in product sales and consulting services. Network services revenue increased from $2.9 million for the three months ended September 30, 2000 to $7.6 for the three months ended September 30, 2001. This was the result of increased sales of services related to our DSL-enabled network, which was completed in 2000. Product sales and consulting services revenue decreased from $6.2 million for the three months ended September 30, 2000 to $1.2 million for the three months ended September 30, 2001. This decrease was primarily attributable to a slowdown in capital spending by many of our established customers, and we expect this to continue for the foreseeable future.

Network services costs. Network services costs were $6.7 million for the three months ended September 30, 2001, as compared to $6.5 million for the three months ended September 30, 2000, an increase of $0.2 million. This increase was due to a sales increase of $4.7 million, and reduced costs.

Product sales and consulting services costs. Product sales and consulting services costs were $0.8 million for the three months ended September 30, 2001, as compared to $5.6 million for the three months ended September 30, 2000, a decrease of $4.8 million. This was due to a decrease in product sales and consulting services revenue of $5.0 million over the same period.

Selling, general and administrative expenses. Selling, general and administrative expenses were $7.4 million for the three months ended September 30, 2001, as compared to $24.0 million for the three months ended September 30, 2000, a decrease of $16.6 million. This decrease was due to reduced expenditures attributable to a workforce reduction in the fourth quarter of 2000 and the second quarter of 2001.

Amortization of deferred compensation on stock options. Amortization of deferred compensation was $0.4 million for the three months ended September 30, 2001, as compared to $2.0 million for the three months ended September 30, 2000, a decrease of $1.6 million. This decrease is attributable to the decrease in the unamortized deferred compensation principally due to the cancellation of stock options granted to key employees.

Depreciation and amortization expense. Depreciation and amortization expense was $6.5 million for the three months ended September 30, 2001, as compared to $8.2 million for the three months ended September 30, 2000, a decrease of $1.7 million. This was primarily due to reduced capital expenditures and the depreciation reduction due to impairment of long-lived assets.

Interest income (expense), net. Net interest expense was $0.7 million for the three months ended September 30, 2001, as compared to net interest income of $0.7 million for the three months ended September 30, 2000. The variance is primarily due to higher borrowings on capital leases and reduced interest income.

Provision for income taxes. Provision for income taxes was $0.1 million for the three months ended September 30, 2001, as compared to $0.1 million for the three months ended September 30, 2000.

Preferred stock dividends. During the three months ended September 30, 2001, the amount of preferred stock dividends was $1.3 million, as compared to $2.7 million for the three months ended September 30, 2000, a decrease of $1.4 million. This decrease is related to the conversion of SBC Series B preferred stock into common stock on December 22, 2000.

Net loss applicable to common stockholders. For the foregoing reasons, our net loss applicable to common stockholders was $15.1 million for the three months ended September 30, 2001, as compared to $39.3 million for the three months ended September 30, 2000, a decrease of $24.2 million.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Revenue. Revenue was $24.7 million for the three months ended September 30, 2001, as compared to $22.9 million for the nine months ended September 30, 2000, an increase of $1.8 million. This increase was attributable to a $10.7 million increase in network services, partially offset by an $8.9 million decrease in product sales and consulting services. Network services revenue increased from $7.2 million for the nine months ended September 30, 2000 to $17.9 million for the nine months ended September 30, 2001. This was the result of increased sales of services related to our DSL-enabled network, completed in 2000. Product sales and consulting services revenue decreased from $15.7 million for the nine months ended September 30, 2000 to $6.8 million for the nine months ended September 30, 2001. This decrease was primarily attributable to a slowdown in capital spending by many of our established customers, and we expect this trend to continue.

Network services costs. Network services costs were $20.0 million for the nine months ended September 30, 2001, as compared to $16.5 million for the nine months ended September 30, 2000, an increase of $3.5 million. This increase was due to a sales increase of $10.7 million, offset by reduced costs.

Product sales and consulting services costs. Product sales and consulting services costs were $5.2 million for the nine months ended September 30, 2001, as compared to $13.6 million for the nine months ended September 30, 2000, a decrease of $8.4 million. This was due to a decrease in product sales and consulting services revenue of $8.9 million over the same period.

Selling, general and administrative expenses. Selling, general and administrative expenses were $31.0 million for the nine months ended September 30, 2001, as compared to $59.7 million for the nine months ended September 30, 2000, a decrease of $28.7 million. This decrease was due to reduced expenditures attributable to a workforce reduction in the fourth quarter of 2000 and the second quarter of 2001.

Amortization of deferred compensation on stock options. Amortization of deferred compensation was $2.6 million for the nine months ended September 30, 2001, as compared to $5.4 million for the nine months ended September 30, 2000, a decrease of $2.8 million. This decrease is attributable to the decrease in the unamortized deferred compensation principally due to the cancellation of stock options granted to key employees.

Depreciation and amortization expense. Depreciation and amortization expense was $22.5 million for the nine months ended September 30, 2001, as compared to $17.6 million for the nine months ended September 30, 2000, an increase of $4.9 million. This was primarily due to fixed asset additions related to our CopperNet network, computer equipment and software, office furnishings and leasehold improvements, offset by the depreciation reduction due to impairment of long-lived assets.

Restructuring and impairment of long-lived assets. During the nine months ended September 30, 2001, the amount of expense related to corporate restructuring and impairment of long-lived assets was $26.9 million. There were no similar expenses during the comparable period in 2000. The restructuring plan is discussed further in the Overview section of this Item 2.

Interest income (expense), net. Net interest expense was $1.5 million for the nine months ended September 30, 2001, as compared to net interest income of $2.5 for the nine months ended September 30, 2000. The variance is primarily due to higher borrowings on capital leases and reduced interest income.

Follow-on offering costs. During the nine months ended September 30, 2000, we expensed $0.6 million related to our follow-on offering of common stock that we commenced during first quarter 2000 but subsequently withdrew due to unfavorable market conditions. There were no similar costs during the comparable period in 2001.

Provision for income taxes. Provision for income taxes was $0.1 million for the nine months ended September 30, 2001, as compared to $0.1 million for the nine months ended September 30, 2000.

Preferred stock dividends. During the nine months ended September 30, 2001, the amount of preferred stock dividends was $3.9 million, as compared to $6.1 million for the nine months ended September 30, 2000, a decrease of $2.2 million. This decrease relates to the conversion of SBC Series B preferred stock into common stock on December 22, 2000.

Preferred stock conversion inducement adjustment. During the nine months ended September 30, 2001 the amount of preferred stock inducement adjustment recognized was $0.2 million. There were no similar adjustments during the comparable period in 2000. This net conversion adjustment was part of the Series B preferred stock conversion agreement with SBC in which the Company was reimbursed for expenses.

Net loss applicable to common stockholders. For the foregoing reasons, our net loss applicable to common stockholders was $88.8 million for the nine months ended September 30, 2001, as compared to $94.2 million for the nine months ended September 30, 2000, a decrease of $5.4 million. The loss for the nine months ending September 30, 2001 included impairment and restructuring charges of $26.9 million.

Liquidity and Capital Resources

For the nine months ended September 30, 2001, we incurred operating losses of $83.4 million and negative cash flows from operations of $30.1 million. For the year ended December 31, 2000, the Company incurred operating losses of $120.6 million and negative cash flows from operations of $77.6 million. In addition, the Company's working capital decreased from $21.8 million at December 31, 2000, to a negative $24.3 million at September 30, 2001 as a result of the reclassification of long-term portion of capital lease obligations and long-term portion of notes payable of $10.7 million to current. The Company had an accumulated deficit of $245.7 million at September 30, 2001 and the Company expects to incur operating losses for the foreseeable future. Management has taken actions to increase sales and significantly reduce operating, selling, general and administrative expenses and capital expenditures in order to preserve cash, cash equivalents and short-term investments. These actions include the acquisition of customer lines from distressed competitors, restructuring operations to align operating costs with revenues, reducing selling, general and administrative expenses and capital expenditures through workforce and other reductions, and reviewing and revising network expenditures. Specifically, in May 2001 the Company implemented a restructuring plan, which resulted in the shutting down and abandonment of 205 unprofitable central office collocation facilities, which accounted for 8% of network services revenues and 20% of network service operating expenses. The plan also included the termination of 140 employees, representing a 34% workforce reduction. The restructuring plan is more fully described in Note 9 to the financial statements included in Item 1. Furthermore, management is also currently renegotiating capital lease obligations and rent liabilities to reduce future funding requirements. There can be no assurance the Company will successfully renegotiate its rent and capital lease obligations. Currently, the Company has sufficient cash, cash equivalents, and short-term investments to fund operations until 2002. Management expects to continue to reduce operating costs, selling, general and administrative expenses and capital expenditures.

Initial Public Offering. The net proceeds from our initial public offering, completed in September 1999, were approximately $81.8 million.

Borrowings and Sale of Preferred Stock. In February 2000, we borrowed $15.0 million from both SBC and Telmex until we received regulatory approvals for the issuance of 1,500,000 shares of our Series B preferred stock on March 7, 2000. The loans bore interest at a rate of prime plus 2% during the time they were outstanding, and we repaid both loans plus accrued interest in full upon consummation of the preferred stock sale on March 7, 2000. The net proceeds from our sale of preferred stock in March 2000 were approximately $149.8 million.

Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2001, was $30.1 million. This was primarily the result of a net loss of $85.1 million attributable to the expansion of our CopperNet network and development of our CopperNet services. This was partially offset by increases in non-cash expenses consisting primarily of depreciation and amortization of $22.5 million, amortization of deferred compensation on stock options of $2.6 million, provision for impairment of long-lived assets of $24.9 million, provision for doubtful accounts receivable of $0.6 million and restructuring and other non-cash items of $1.3 million. Net changes in assets and liabilities includes a decrease in accounts receivable of $1.4 million and prepaid and other current assets of $1.8 million, offset by decreases in accounts payable of $0.6 million.

Net cash used in operating activities for the nine months ending September 30, 2000, was $63.0 million. This was primarily the result of a net loss of $88.1 million attributable to the expansion of our CopperNet network and development of our CopperNet services, This was partially offset by increases in non-cash expenses consisting primarily of depreciation of $17.6 million and amortization of deferred compensation on stock options of $5.4 million. Net changes in assets and liabilities include an increase in accrued expenses of $7.5 million and accounts payable of $0.2 million, offset by an increase in accounts receivable of $4.7 million and prepaid and other current assets of $1.7 million.

Investing Activities. Net cash provided by investing activities was $27.8 million for the nine months ended September 30, 2001. This was primarily the result of sales of short-term investments of $186.4 million. This was partially offset by purchases of short-term investments of $151.8 million, purchases of property and equipment of $6.4 million and the acquisition of certain assets of CapuNet, LLC for $0.5 million.

Net cash used in investing activities was $73.8 million for the nine months ended September 30, 2000. This was primarily the result of purchases of short-term investments of $33.1 million, deployment of equipment for our CopperNet services of $28.0 million and purchases of property and equipment of $12.7 million.

Financing Activities. Net cash used in financing activities was $0.1 million for the nine months ended September 30, 2001. This was primarily the result of the issuance of a note payable of $5.0 million and principal payments on capital leases of $5.0 million.

Net cash provided by financing activities was $149.9 million for the nine months ended September 30, 2000. This was primarily the result of net proceeds from our preferred stock offering of $150.0 million and borrowings on notes payable of $30.0 million. These were partially offset primarily by repayments of notes payable of $30.3 million and principal and interest payments on capital leases of $5.5 million.

Debt and Capital Lease Arrangements. On May 4, 2001, our $95 million capital lease facility with Lucent expired. We are currently purchasing property and equipment on an open payable through distributors and manufacturers. An aggregate of $41.2 million was outstanding under these capital lease obligations as of September 30, 2001. The Company renegotiated its leases with GE Capital Corporation and Fore Financial Services and has classified $18.0 million as long-term capital lease obligation and $7.8 as short-term capital lease obligation as of September 30, 2001.The Company is renegotiating the remaining short-term lease obligation of $15.5 million. There can be no assurance that we will successfully renegotiate our remaining capital lease obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not exposed to fluctuations in currency exchange rates because all of our services are invoiced in U.S. dollars. We are exposed to the impact of interest rate changes on our short-term cash investments, consisting of U.S. Treasury obligations and other investments in respect of institutions with the highest credit ratings, all of which have maturities of nine months or less. These short-term investments carry a degree of interest rate risk. We believe that the impact of a 10% increase or decline in interest rates would not be material to our investment income.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS --

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

The Company implemented a restructuring plan in May 2001 as discussed in Note 9 to the financial statements included in Item 1. As part of this plan, the Company stopped paying rent and lease payments as of May 31, 2001. The Company is renegotiating all rent and capital lease obligations with its landlords and lessors. Various landlords and lessors have filed default notices and notices of acceleration with the Company. There can be no assurance the Company will successfully renegotiate its rent and capital lease obligations. The Company has classified such liabilities as current at September 30, 2001.

The Company was a defendant, along with two directors and a principal stockholder, and a counter-claimant, in a case filed in the United States District Court for the Eastern District of Virginia in November 2000 by former officer Christopher J. Melnick. Mr. Melnick alleged several causes of action including breach of contract and securities fraud, and sought both monetary damages in an amount to be proven at trial and a declaratory judgment. The Company filed an answer substantially denying Mr. Melnick's allegations and filed a counterclaim against Mr. Melnick. The case was settled in May 2001 with the payment of $0.2 million in costs, removal of the restrictive legend on 200,000 shares of common stock and the issuance of 1,063,533 shares of common stock. These shares could not be transferred, sold, or assigned until July 3, 2001, except under certain circumstances. As a result of the issuance of common stock, the Company recorded stock-based compensation expense in the amount of $0.6 million for the period ended September 30, 2001.

DMR Consulting Group, Inc., or DMR, initiated an action against the Company in the Circuit Court of the County of Fairfax, Virginia in April 2001. DMR sought monetary damages of approximately $1.1 million. The case was settled in September 2001 with the payment of $0.3 million by October 31, 2001.

In July, 2001, a former employee commenced an action against the Company in the United States District Court for the District of Maryland seeking $1 million in compensatory damages and $0.5 million in punitive damages for sex discrimination and unlawful retaliation. The case is now in discovery.

The Company is a defendant in a case filed in the United States District Court for the Eastern District of Virginia in July 2001 by Wells Fargo Equipment Finance, Inc., or Wells Fargo. Wells Fargo alleges default under a loan agreement; in particular, failure to make loan payments and failure to maintain certain minimum unrestricted cash pursuant to a rider to the loan agreement. Wells Fargo is seeking recovery of the alleged outstanding balance under the loan agreement ($6.1 million) or the posting of a letter of credit. The case is now in discovery and the Company is negotiating with Wells Fargo in an effort to reach a settlement. The Company has classified the related liability as current at September 30, 2001.

On September 28,2001, the Company received a notice of acceleration from Lucent Technologies ("Lucent"). Lucent demanded payment of principal and interest of $2.4 million related to a note payable. The Company has classified the related liability as current at September 30, 2001.

On October 4,2001 the Company filed a Demand of Arbitration with the American Arbitration Association concerning various claims with Ascend Communications, Inc. / Lucent Technologies, Inc., Purchase and Sale Agreement ("Lucent agreement"). The demand asserts breach of contract for failure to place equipment purchases on capital leases as required by the Lucent agreement. In addition, the demand asserts breach of contract for failure to provide equipment that materially conforms to the specifications in the Lucent agreement. Finally, the demand asserts breach of contract for failure to correct accounts receivable records on credits and returns, and requests accounting for certain invoices. The Company requested to be relieved of its obligations under the Lucent agreement, including accounts payable of $0.8 million and notes payable and accrued interest of $2.4 million and other related damages to be proven in the arbitration. The arbitration proceedings have not commenced. There can be no assurance the Company will be successful in these proceedings.

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

ITEM 2. CHANGES IN SECURITIES-- Inapplicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES-- Inapplicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--Inapplicable

ITEM 5. OTHER INFORMATION-- Inapplicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K--

(a) Exhibits: None.

(b) Reports on Form 8-K: The Company filed a report on Form 8-K (Item 9) on August 2, 2001 and a report on Form 8-K/A (Item 9) on August 3, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2001

NETWORK ACCESS SOLUTIONS CORPORATION

By: /s/ JONATHAN P. AUST
Jonathan P. Aust
Chairman and Chief Executive Officer

By: /s/ MARK E. SCOTT
Mark E. Scott
Chief Financial Officer and Corporate Secretary