Form 10-K
period 2001-12-31
NETWORK ACCESS SOLUTIONS CORP
filed 2002-04-16
CIK 1081665

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

Commission File No. 000-25945

NETWORK ACCESS SOLUTIONS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	54-1738938
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

13650 Dulles Technology Drive, Herndon, Virginia 20171
(Address, including zip code, of principal executive offices)

Registrant's telephone number, including area code: (703) 793-5000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of each class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒        NO ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on April 9, 2002, as reported on the Over-The-Counter Bulletin Board of the National Association of Security Dealers, was $2,663,537.

        The number of shares outstanding of the registrant's Common Stock on April 9, 2002, after excluding any shares in treasury, was 53,629,983.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission for the registrant's 2002 Annual Meeting of Stockholders to be held on June 11, 2002, are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business.

The Company

        We are a provider of broadband network solutions and Internet service to business customers. We provide our data communications services using a variety of high-speed access methods and market those services directly through our own sales force and through wholesale partners. With our network infrastructure, we are able to provide Internet, private frame relay and private asynchronous transfer mode, or ATM, access to our customers through high-speed, always-on connections at speeds up to 2.3 megabits per second. We have branded our network service "CopperNet," which we commercially launched in the northeast and mid-Atlantic regions of the United States in January 1999.

        We were incorporated in 1995 in Virginia and reincorporated in Delaware in 1998. At that time, our principal business consisted of selling data communications products and providing related services for corporate networks. We recognized that businesses were finding it extremely expensive and time consuming to manage and secure the complex elements of their networks. To exploit this opportunity, we began offering our customers additional services to help them design, build, maintain and secure their networks.

        In 1996, we recognized the opportunity presented by the convergence of three factors:

  •
  the accelerating growth in the data communications requirements of businesses;

  •
  deregulation of the local telephone network by the Telecommunications Act of 1996, or the 1996 Telecom Act; and

  •
  the compelling features of digital subscriber line, or DSL, technology.

        To exploit this opportunity, we began to develop technical standards and processes for delivery of DSL-based network services to our customers. Today, the Company is focused primarily on solving the data communications needs of our business customers through these network services, which includes our CopperNet service offering. Our CopperNet service allows us to provide metropolitan area networks, or MANs, and wide area networks, or WANs, to our customers. In 2001, these network services represented the majority of our revenue as our focus on this business resulted in significant growth in both lines and revenue. Revenues have declined in our product sales and consulting businesses as we de-emphasized them and as the market and margins in these businesses deteriorated.

        We also sought to develop relationships with other providers to continue the growth of our network services business. On February 8, 2000, in connection with the announcement of a strategic summary operating agreement with SBC Telecom, Inc. and Teléfonos de México, S.A. de D.V. and a $150 million preferred stock investment by SBC Communications Inc. and Telmex Communications, LLC, we announced that we would be extending our network deployment into the southeastern and western regions of the United States. We refer to these SBC entities as SBC and these Telmex entities as Telmex. We, along with SBC and Telmex, had initially targeted deployment in the following 20 markets within these regions: Atlanta, Charlotte, Denver, Greensboro, Jacksonville, Louisville, Memphis, Miami, Minneapolis, Nashville, New Orleans, Orlando, Phoenix, Portland, Raleigh-Durham, Salt Lake City, Seattle, Tampa, Tucson and West Palm Beach.

        As of December 31, 2000, we had installed DSL equipment in more than 500 central offices within our northeast and mid-Atlantic markets. We had also installed T-1 equipment in a subset of 139 offices and other switching centers. However, as a result of changes in the marketplace for high-speed telecommunications services during 2000, we amended certain of our agreements with SBC and Telmex on December 22, 2000, and on February 28, 2001, and entered into new agreements with SBC. Collectively, these agreements provided for:

  •
  a termination of the parties' efforts to expand our network into the southeastern and western regions of the United States;

  •
  the conversion of 750,000 shares of our Series B Convertible Preferred Stock, or Series B preferred stock, held by SBC into 2,554,375 shares of our common stock;

  •
  the purchase by SBC of certain third-party network equipment that had previously been procured by us for purposes of the southeastern and western United States expansion of our network;

  •
  the sale of certain of our services to SBC for resale and the sale of certain SBC services to us for resale;

  •
  the agreement of SBC to act as our agent for the sale of certain of our services;

  •
  the agreement of SBC to assist us with our negotiations with third parties concerning the purchase of certain goods and services, with the goal of achieving cost savings for us;

  •
  the agreement at our election to either (i) transfer to SBC our lease interests in certain traditional telephone company central offices located primarily in the southeastern and western United States, (ii) forfeit our lease interests in the central offices back to the incumbent local exchange carriers, or (iii) assign these lease interests in the central offices to another telecommunications provider. In addition, SBC provided us a $5 million senior note to finance a portion of the remaining costs associated with the procurement of these central office interests;

  •
  a transfer by us to SBC of our lease interests in certain traditional telephone company central offices located primarily in the southeastern and western United States for cash of $1.6 million;

  •
  the agreement of SBC to assume our rights and obligations concerning, or alternatively subleasing from us, the fourth and fifth floors of our leased headquarters facility in Herndon, Virginia;

  •
  the agreement of SBC to assume our rights and obligations, either through termination and assumption or alternatively through assignment, concerning 49,313 of the total 61,500 square feet at our leased distribution center in Sterling, Virginia;

  •
  a settlement and mutual release of certain claims between us and SBC; and

  •
  a settlement and mutual release of certain claims between us and Telmex.

        Although we had elected to transfer to SBC our lease interests in the 397 central offices, the transfer was never consummated. As a result, our 2000 financial statements have been restated to eliminate the preferred stock conversion inducement of $22,141 and record an impairment of long-lived assets. See Notes 7 and 17 to our financial statements. The principal effect of these restatements is to increase loss from operations, net loss, additional paid-in capital, and accumulated deficit by $22,141. The restatement had no effect on net loss applicable to common stockholders, net loss per common share applicable to common stockholders, total assets, total liabilities or total stockholders' equity.

        Throughout 2001, we undertook measures to reduce expenses and streamline operations to achieve profitability. In May 2001, we implemented a restructuring plan focusing our resources on higher margin areas of network operations with higher potential for future growth. The plan included shutting down and abandoning approximately 205 unprofitable central office collocation facilities, which accounted for approximately 8% of network services revenue and 20% of network services operating expense. The majority of the network equipment located in these facilities, which is owned or leased by us, was removed and redeployed to other central offices as needed. The plan also included the elimination of 140 employees, or 34% of the work force. The employee groups terminated represented all functional areas within the Company. In November 2001, in a second restructuring of our work force, we eliminated an additional 95 positions. The employee groups represented included several functional areas within the Company, but included a significant reduction in our sales force as we looked to focus on our existing customers and the integration and consolidation of acquired DSL customers.

        As a result of this restructuring, as of December 31, 2001, we had installed and had operational DSL equipment in approximately 300 central offices in cities throughout the northeast and mid-Atlantic region of the United States, which are our target markets. While we may evaluate the acquisition of, or expansion into, new central offices in the future, there are no current plans to expand beyond our existing footprint. In order to meet the network services needs of our existing customers outside of our network footprint and the needs of many acquired customers, we entered into a DSL services agreement with Covad in October 2001.

        In the second half of 2001, we actively sought to expand our revenue and customer base through the acquisition of DSL customers, including acquisitions from distressed or bankrupt companies. On August 31, 2001, we acquired approximately 1,250 DSL customers and other selected assets and assumed certain liabilities of CapuNet, LLC. The aggregate purchase price was $1.14 million.

        On November 19, 2001, we closed the acquisition of the DSL customer list and contracts of Ardent Communications, Inc., or Ardent. Ardent, which supplied DSL service nationwide to business customers, agreed to sell us 16,800 customer lines after they sought bankruptcy protection in October 2001. We are experiencing, as anticipated, customer attrition due to the acquisition and are additionally terminating certain customers for non-performance. The aggregate purchase price was $7.0 million.

Our Solution

        We currently offer networking using our own infrastructure in the following nine northeast and mid-Atlantic cities and their surrounding markets: Baltimore, Boston, New York, Norfolk, Philadelphia, Pittsburgh, Richmond, Washington D.C. and Wilmington. Customer locations outside of these major metropolitan areas are served primarily through the local facilities of other carriers, including Covad, WorldCom and AT&T.

        We have designed our network to support our customers' changing data networking needs. Our network supports newer, evolving technologies that transmit both data and, with additional equipment, voice. Unlike traditional telecommunications networks, these newer technologies transmit data in small bundles, or packets, of information from multiple users over the same lines, and are referred to as packet-based technologies. These packet-based technologies generally allow for a more efficient use of a network. Our CopperNet service is compatible with Internet protocol, or IP, and packet-based communications systems, such as ATM and frame relay. This architecture also supports the traditional technologies that carry most of today's voice telephone conversations. This network design allows us to offer businesses and their telecommuters cost-effective solutions for accessing the Internet, as well as other emerging applications and services of corporate networks, such as video and audio conferencing, application and Web hosting, multimedia and e-commerce. We create city-wide MANs and connect them to our private, leased, high-speed fiber optic backbone network to move traffic between MANs. This network design enables us to provide our customers seamless connections to remote offices or employees anywhere on our network, including other cities. Our network provides dedicated connections to our customers, enabling them to operate as if they were using their own private network. Additionally, sites that are already connected to the Internet can use our virtual private network, or VPN, products to gain similar capacity and speed as would be found on our private network.

        We provide a full range of broadband network solutions to allow businesses to outsource effectively their Internet access, data transport, and other telecommunications or data communications needs. We market our services both directly to businesses through our sales force and indirectly through other service providers. Our network services include:

        High-speed, Last-Mile Connectivity.    CopperNet is designed to solve the last mile challenge using DSL and short-run T-1 technology to provide high-speed data connections to our customers. Our network is capable of delivering data at speeds ranging incrementally from 128 kilobits per second to 2.3 megabits per second symmetrically. The highest CopperNet speeds allow our customers to transfer data at rates faster than traditional T-1 data connections. We provide packet-based connections, but because many of today's existing networks use channelized technology, we also provide channelized connections. Thus, CopperNet addresses both older channelized network requirements, like traditional voice telephone networks, and the packet-based communications better suited for newer, more efficient technologies, such as ATM and frame relay, both of which transmit data at high-speed and can accommodate multiple types of media, including voice, video and data. In addition to ATM and frame relay, CopperNet also accommodates other technologies based on IP, which is the set of standards that enables Internet communications.

        Adaptable Network Design.    Our network supports today's bandwidth-intensive business requirements, such as corporate networks, VPNs, office-to-office connectivity, telecommuting solutions, collaborative computing of users in different areas, Internet/intranet access, traditional voice, web and application hosting and e-commerce. We have designed our network so that we can individually configure a customer's features and speeds from our network operations center, eliminating the need for customers to upgrade their hardware or for us to visit their premises in order to enhance or upgrade services.

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

        Wide Area Network Solutions.    Many organizations have offices and employees in multiple cities. By linking our MANs, we have constructed a data communications network that covers an entire area in the northeast and mid-Atlantic regions of the United States. This WAN provides high-capacity, secure and reliable connections between distant locations. Because our WAN customers, like our MAN customers, are served end-to-end on our CopperNet infrastructure, we are able to deliver a wide area, private network with the capacity, speed, reliability and level of service that they require.

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

Our Services and Product Offerings

        Our robust and flexible portfolio of services can be provided individually or combined into a wide variety of solutions for our customers. Some examples include:

  Bundled Services

        High-Speed Internet.    Using our broadband network for last-mile access, customers can receive high-speed Internet at significantly lower costs than traditional access methods. Combining these network capabilities with our consulting and integration services, we offer a full portfolio of business-class Internet solutions, including customer premises equipment, or CPE; firewalls; domain name system, or DNS, web, and e-mail hosting and static IP addressing.

        Secure Telecommuting and Branch Networking.    Traditional telecommuting solutions generally suffer from either a lack of performance due to the constraints of dial-up services, or a lack of security due to the role that the Internet plays in VPN solutions. Our unique broadband network puts high-performance private frame relay services within reach of entirely new markets, especially residential telecommuters and branch offices. Combined with our WAN capabilities, we can affordably serve telecommuters and branches throughout our serving area that would have otherwise not entered the broadband market.

        Meshed Corporate Networking.    By virtue of our ATM core, we can provide fully meshed corporate networking environments. This is particularly valuable to customers who have offices that require secure, high-performance connections to multiple corporate data centers. Our broadband network puts these solutions within affordable reach of customers who would have otherwise opted for dial-up.

  Network Services

        CopperNet.    In January 1999, we began commercially offering our CopperNet services. CopperNet provides high-speed, continuously connected packet-based and channelized communications services. CopperNet connects business users to our MANs and WAN using ATM and frame relay over DSL and T-1 lines. CopperNet customers are able to connect to our MANs to obtain high-capacity, secure and reliable connections between distant locations. Because our customers are served end-to-end on our CopperNet network, we are able to deliver a true wide area private network with the capacity, speed, reliability and level of service that they require.

        CopperNet Frame.    CopperNet Frame provides seamless access to LANs and WANs using ATM and frame relay technologies over DSL and T-1 lines to deliver a flexible suite of services. The benefit to CopperNet Frame customers is the low cost and simplicity of use when contrasted with ISDN and long-haul T-1 services provided by other carriers.

        CopperNet Internet.    CopperNet Internet is a suite of Internet services and connectivity options designed specifically for business applications. Our customers choose their connectivity speed, ranging from 128 kilobits per second to 2.3 megabits per second, and we provide the necessary hardware, register our customers' chosen domain name and configure and maintain our customers' e-mail and web services.

        VPN Service.    Our VPN service is a fully managed offering for organizations with a remote or mobile workforce that need reliable and secure access to the corporate network. We provide a full-service VPN solution that includes necessary hardware, software and communications services for a single monthly fee.

  Consulting Services and Product Sales

        Consulting Services.    We provide professional consulting and network integration services to complement all of our network services. We also provide network design and integration, network management, staging, installation, maintenance and warranty services. Our consulting services include network security and professional services, including network security architecture consulting.

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

Customers

        Our target customers are primarily small- and medium-sized businesses. We sell to these customers directly through our own sales force and through wholesale partners. In particular, we believe the following market segments are especially attractive prospective customers:

  •
  businesses currently using other high-speed data communications services, such as T1, ISDN and frame relay services;

  •
  professional or service-based firms that have multiple Internet service provider dial-up accounts and phone lines;

  •
  branch office locations that require transmission of large files between locations; and

  •
  businesses that use data-intensive applications, such as financial services, technology, and publishing.

        As of December 31, 2001, we had more than 17,000 customers. Network services, which includes our CopperNet service, represented approximately 78%, 35% and 10% of our revenue for the years ended December 31, 2001, 2000, and 1999, respectively. The customers with concentrations of revenue greater than 10% of total revenue are as follows:

	Years Ended December 31,
	2001	2000	1999
AT&T	$—	$—	$5,358
Quest Diagnostics	—	3,365	—

	$—	$3,365	$5,358

Sales and Marketing

        We emphasize direct sales and marketing to small- and medium-sized businesses and to selected large enterprises. We also sell our services indirectly through our sales partners, including ISPs, long distance and local carriers and other networking services companies.

        Direct Sales.    We have structured our sales force to sell all products and support customers through a teaming atmosphere. The teams are comprised of an Account Executive to identify and close new billing revenue each month, one or more Account Relation Manager(s) to retain and grow existing accounts and minimize customer churn, and Administrative Support. The teams are responsible for maintaining and developing direct and indirect relationships with existing customers and new small- to medium-sized businesses. The teams are the customer advocates, driving and managing the installation process and maintaining the customer relationship with us. We believe this adds value to our relationship with the customer and increases customer satisfaction.

        Indirect Sales.    We sell our full complement of products and services, including our network services, consulting services and products, through network service providers, including ISPs, long distance and local carriers and other networking services companies. These providers combine one or more of our services with their own Internet, frame relay and voice services and resell those bundled services to their existing and new customers. We continue to look for opportunities to augment our CopperNet sales through partnerships with other service providers that offer complementary services and can offer CopperNet as part of a complete business solution.

Customer Service

        Network service providers and communications managers at businesses typically have to assemble their digital communications networks using multiple vendors. This leads to additional work and cost for the customer as well as complex coordination issues. We work with each customer to develop project implementation plans. These plans include qualifying the customer for our service offerings, placing orders for connection facilities, coordinating the delivery of the connection, turn up and final installation. We emphasize a comprehensive service solution for our customers and provide our service according to a predetermined service level commitment with each customer. Our comprehensive solution includes the following:

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

        End-User Line Installation.    We order all end-user connections from the traditional telephone companies or other carriers according to pre-determined technical line specifications. We manage the traditional telephone company's provisioning performance, test the installed line, and monitor the end-user line from our network operations center.

        End-User Premises Wiring and Modem Configuration.    We use both our own and contracted installation crews to install any required inside wiring at each end-user site. We rely on contracted crews to meet customers' demands at peak times. Our installation crews configure and install end-user equipment with information specific to each customer.

        Customer Service and Technical Support.    We provide service and technical support to all our customers 24-hours-per-day, seven-days-per-week. We serve as the sole contact for customers to whom we make direct sales. We also provide a second level of support for our indirect customers. We have developed and will continue to expand a database containing the questions we have addressed and the answers we have provided in response to past network issues. In this way, we are able to better respond to future customer questions.

Network Structure and Technology

        We operate a series of MANs connected by our private, leased, high-speed fiber optic backbone. Our network employs a structure designed to deliver superior end-to-end capabilities, high-speed, last-mile connections and efficient data traffic management. Our technologically advanced network design has positioned us to deliver the high level of data communications services, including Internet access and VPNs. We have planned for growth by ensuring that our network is scalable, flexible and secure.

  •
  Scalable. Our adaptable, hierarchical network structure allows us to provide both channelized and packet-based services reliably and incrementally, which enables us to match investment with demand. As new CopperNet end-users are added to our network, our Traffic Management group monitors network utilization and installs more equipment and network transmission circuits as necessary so that reliable performance is maintained for all users as our network grows.

  •
  Flexible. From our network operations center, we constantly monitor our network, the network service providers' networks and our customers' connections. We also perform network diagnostics and equipment surveillance and initialize our end-users' connections. Because our network is centrally managed, we can evaluate and enhance network quality, service and performance and improve network conditions promptly, often without our end-users becoming aware of the enhancements. This capability also allows us to reduce costs traditionally associated with on-site network configuration and repair.

  •
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

  •
  Components. Our components are integrated into networks across local, metropolitan and wide areas that combine speed and balanced capacity to deliver a high performance networking experience for our customers.

  •
  Customer Endpoint. We currently offer channelized and packet-based connections in our network. We offer CPE for a fee as part of our complete service offering. We configure and install these devices along with any required on-site wiring needed to connect the equipment and the telephone line. Under the rules of the Federal Communications Commission, or FCC, a customer also is free to obtain compatible CPE from sources other than us.

  •
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

  •
  Central Office Collocation Spaces. Through FCC and state telecommunications regulatory policies as well as our interconnection agreements, we secure collocation space in central offices from which we offer CopperNet. These collocation spaces are designed to offer the same high reliability and availability standards as the telephone companies' other central office spaces. At present, our collocation spaces are either physical, secure collocation open physical environment (SCOPE), or virtual. With physical collocation, we install and maintain our equipment in central offices and have complete access to the space. With SCOPE collocation, we install and maintain our equipment in central offices, but our access to the space is non-exclusive. With virtual collocation, the telephone company installs and maintains the equipment on our behalf and we have no access to the space.

  •
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

  •
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

  •
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

  •
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

Competition

        We face competition from many companies with significantly greater financial resources, well-established brand names and large, existing installed customer bases. While competition in 2001 for the small- and medium-sized business customers waned as several competitors filed for bankruptcy protection, we expect the level of competition to intensify in the future. We believe that our most direct competition for broadband network solutions will come from Verizon and other traditional telephone companies and carriers operating in our target markets. However, we also anticipate competition from service providers using other technologies.

        Verizon and Other Traditional Telephone Companies.    Verizon and the other traditional telephone companies present in our target markets have commenced commercial deployment of DSL-based services. We recognize that each traditional telephone company has the potential to quickly overcome many of the obstacles that we believe have delayed widespread deployment of DSL services by traditional telephone companies in the past. The traditional telephone companies currently represent and will in the future increasingly represent strong competition in all of our target markets. The traditional telephone companies have an established brand name; a large number of existing customers; a reputation for high quality in their service areas; sufficient capital to deploy DSL equipment rapidly; their own copper lines; and can bundle digital data services with their existing analog voice services to achieve economies of scale in providing service to customers. In the absence of strong oversight by the FCC and state telecommunications regulators, traditional telephone companies also have an economic incentive to benefit their own DSL retail operations by providing themselves with the copper telephone lines, collocation, support services and other essential DSL service inputs on more favorable terms than they provide these facilities and services to their DSL competitors, like us. These factors give the traditional telephone companies a potential competitive advantage compared with us. Accordingly, we may be unable to compete successfully against SBC, Verizon, BellSouth, Qwest or the other traditional telephone companies, and any failure to do so would materially and adversely affect our business, operating results and financial condition.

        Other Major DSL Providers.    Other competitive telecommunications companies plan to offer or have begun offering DSL-based access services in our target markets, and others are likely to do so in the future. Competitive telecommunications companies that provide DSL service include Covad Communications Group, Inc. and DSL.Net, Inc.

        Other Service Providers and Technologies.    Many of our competitors are offering, or may soon offer, technologies and services that will compete with some or all of our high-speed offerings. These technologies include T-1, ISDN, satellite, cable modems and analog modems and could be provided by the following:

  •
  Cable Modem Service Providers. Cable modem service providers and their cable partners are offering, or preparing to offer, high-speed Internet access over fiber and cable networks to consumers. Where deployed, these networks provide local access services, in some cases at higher speeds than our CopperNet. They typically offer these services at lower prices than our services, in part by sharing the capacity available on their cable networks among multiple end users.

  •
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

  •
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

  •
  Internet Service Providers. ISPs provide Internet access to business and residential customers. These companies generally provide Internet access over traditional telephone companies' networks at ISDN speeds or below. Some ISPs have begun offering DSL-based access using DSL services offered by the traditional telephone companies or other DSL-based competitive telecommunications companies. Some ISPs, such as WorldCom and Earthlink, Inc., have significant and even nationwide marketing presences and combine these with strategic or commercial alliances with DSL-based competitive telecommunications companies.

  •
  Wireless and Satellite Data Service Providers. Several companies are emerging as wireless and satellite- based data service providers over a variety of frequency bands. Hughes Space Communications, Teledesic and others are planning or are in the process of building and deploying global satellite networks that can be used to provide broadband voice and data services using existing and emerging technologies.

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

  •
  the price and terms to lease access to Verizon's copper lines;

  •
  the special conditioning Verizon provides to enable the transmission of DSL signals on these lines;

  •
  the price and terms for collocation of our equipment in Verizon's central offices;

  •
  the price and terms to access Verizon's transport facilities;

  •
  the terms to access conduits and other rights of way that Verizon has constructed for its own network facilities;

  •
  the operational support systems and interfaces that we use to place orders and trouble reports and monitor Verizon's response to our requests;

  •
  the dispute resolution process we and Verizon use to resolve disagreements relating to the terms of the interconnection agreement; and

  •
  the term of the interconnection agreement, its transferability to successors, its liability limits and other general aspects of our relationship with Verizon.

        We have entered into interconnection agreements with Verizon that expire in June 2002 for Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Vermont, Virginia, Washington, D.C. and West Virginia. These agreements continue indefinitely, absent three-month's notice by either party, except that i) notice cannot be provided earlier than March 20, 2002 and ii) once notice is provided, the agreements continue in effect for the lesser of nine months or the successful negotiation of a new agreement, assuming that the party receiving notice requests negotiation of a new agreement within 90 days of receiving termination notice. As of April 4, 2002, there has been no notice of termination given by either party.

        Additionally, the FCC, state telecommunications regulators and the courts have authority to interpret our interconnection agreements and to resolve disputes in the event of a disagreement between Verizon and us. There can be no assurance that these bodies will not interpret the terms or prices of our interconnection agreements in ways that could adversely affect our business, operating results and financial condition.

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

  •
  provide collocation, which allows competitive telecommunications companies to install and maintain their own network termination equipment in telephone company central offices;

  •
  unbundle and provide access to components of their service networks to other providers of telecommunications services;

  •
  provide competitors with access to back office computer systems in order to facilitate the competitors' ordering and maintenance of the facilities and services they obtain from the traditional telephone companies;

  •
  establish wholesale rates for the services they offer at retail to promote resale by competitors; and

  •
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

        The FCC and state telecommunications regulators also are instructed by the 1996 Telecom Act to perform certain duties to implement the regulatory policy changes prescribed by the 1996 Act, including the adoption of rules and regulations to carry out Congressional intent. The outcome of various ongoing proceedings to carry out these responsibilities, or judicial appeals of these proceedings, could materially affect our business, operating results and financial condition. Below, we summarize recent regulatory initiatives that have a potential impact on our company. This summary is illustrative of the types of regulations that potentially affect our business rather than describing every telecommunications regulatory initiative that could negatively affect us.

        The United States Supreme Court is presently reviewing an FCC order which defines the methodology that state telecommunications regulators must use in setting the prices competitors pay for those parts of their telephone networks that the agency requires traditional telephone companies to make available to their competitors. Under existing FCC rules, traditional telephone companies must sell us several inputs that we use in order to provide our CopperNet services (including, but not limited to, copper telephone lines, transmission facilities between local telephone company offices and various back-office support services). These inputs are often referred to as "unbundled network elements." In the order under Supreme Court review, the FCC had instructed state telecommunications regulatory agencies to set the price that the traditional telephone companies charge competitors for unbundled network elements under an incremental costing methodology that traditional telephone companies claim is unlawfully favorable to competitors. The Supreme Court has agreed to review the FCC order establishing that pricing methodology at the request of traditional telephone companies, and a decision by the Supreme Court may be imminent. If the Supreme Court agrees with the traditional telephone companies, the Court's decision could have a significant negative impact on the price we pay for inputs we must obtain from Verizon telephone companies in order to provide CopperNet service.

        The U.S. Court of Appeals for the D.C. Circuit is presently reviewing an FCC order released August 8, 2001 that had substantially reaffirmed an earlier FCC decision defining the types of equipment that competitors may place inside the telephone switching offices of traditional telephone companies like Verizon in order to facilitate the competitors' provision of telecommunications services. In order to provide CopperNet service, we must place certain electronic equipment inside Verizon's switching offices. The traditional telephone companies petitioned the U.S. Appeals Court to review the FCC's August 8, 2001 order, claiming that it unlawfully permits competitors to place equipment inside the switching offices of traditional telephone companies. If the Court agrees with the petitioners, the Court's decision could have a significant negative impact on our ability to provide CopperNet service by giving Verizon the right to prohibit us from placing equipment in its offices.

        In an order released December 20, 2001, the FCC announced that it would consider proposals to amend its existing rules defining which unbundled network elements traditional telephone companies must make available to competitors. It is possible that traditional telephone companies will propose revisions to the existing rules that would authorize them to discontinue providing to us the network elements we need in order to provide CopperNet service. The adoption of any such proposals would have a significant negative impact on our ability to provide CopperNet service. Even if the FCC were to reject any proposals that allows Verizon to discontinue providing us with the network elements we need in order to offer our existing version of CopperNet service, it is possible that the agency might adopt proposals that would prevent us from obtaining certain network elements we may need in the future in order to make our CopperNet offering more attractive to a broader base of prospective customers, such as residential customers or customers located in suburban and rural areas. Any such action could complicate our ability to expand our customer base.

        In another order released December 20, 2001, the FCC announced its intention to consider proposals to loosen its regulation of certain high-speed data services provided by traditional telephone companies, such as Verizon, that compete with our CopperNet offerings. In response, the traditional telephone companies have filed proposals with the FCC that would eliminate numerous regulatory controls that presently apply to their provision of such services. A decision by the FCC to implement these proposals could harm us by making it easier for Verizon to provide services that compete with CopperNet on terms that we consider unfair.

        The FCC's tentative finding in a notice of proposed rulemaking released February 15, 2002 that services like CopperNet may be "information services" rather than "telecommunications services" in certain circumstances could be a two-edged sword in several ways. For example, classifying such services as information services could be desirable in the sense that information services typically are subject to less stringent FCC regulation than telecommunications services. On the other hand, classifying these services as information services could mean that traditional telephone companies would no longer be required to provide competitors with the network elements that the competitors need in order to provide such services since traditional telephone companies are required by law to provide their competitors with the network elements for the provision of telecommunications services, but not information services. In its February 15 notice of proposed rulemaking, the FCC requested comments on its tentative conclusions before it takes any final action. Comments will be filed in April and May 2002.

        On August 27, 1999, the FCC issued an order that establishes a procedure by which traditional telephone companies may apply for authority to set the retail prices they charge for certain high-speed data transmission services, including services that may compete with our CopperNet service, without substantial regulatory oversight. In an order released March 14, 2001, the FCC granted pricing flexibility to Verizon's traditional telephone companies in some of the areas where we provide competing service, thereby giving the Verizon companies additional flexibility to price their retail high-speed data services.

        FCC orders granting Verizon's applications to provide long distance telephone service in three states where we provide CopperNet (New York, Pennsylvania, and Massachusetts) arguably reduce Verizon's incentive to provide us, on reasonable terms, with the unbundled network elements we need in order to provide CopperNet. Under the Communications Act of 1934 as amended in 1996, Verizon is barred from providing certain long distance services in a state where it provides local phone service unless it demonstrates in an application filed with the FCC that it is providing services and facilities to competitors like us on reasonable terms. Many Verizon competitors, including us, had urged the FCC to find, in response to Verizon's applications to provide long distance service in each of these three states, that the company does not provide competitors with certain network elements on reasonable terms. But the FCC rejected these claims. The FCC's finding that Verizon provides network elements to competitors in these states in compliance with existing regulatory requirements could reduce Verizon's incentive to improve its provisioning of network elements to competitors in these three states. In late March 2002, Verizon filed an application to provide long distance service in New Jersey, another state where we provide CopperNet. By law, the FCC must decide whether to grant this application within 90 days of the date it is filed. A decision to grant the New Jersey application could reduce Verizon's incentive to provide competitors like us with the network elements we need to provide CopperNet in New Jersey in the same way that the agency's decisions to grant the New York, Pennsylvania and Massachusetts applications have done.

        On December 9, 1999, the FCC issued an order requiring that traditional telephone companies make available to competitors the upper frequencies of a local telephone line that serves a given address so that the competitor may provide high speed data service to the customer over the same line that the traditional telephone company uses in providing regular local telephone service to that customer. On January 19, 2001, the FCC issued an order that clarified certain aspects of the December 9, 1999 order, but the FCC's orders are under review in the U.S. Court of Appeals. The outcome of court review is uncertain. In the meantime, Verizon started to make available this functionality to competitors in the last half of 2000. We do not presently use this functionality in providing high-speed data services, although some of our competitors do.

        In the January 19, 2001 order referred to above, the FCC also invited comments on whether it should adopt regulations requiring traditional telephone companies to make available to competitors the specialized services and facilities that are necessary in order to provide high-speed data services using DSL technologies to customers whose local telephone lines consist partially of fiber and partially of copper wire, rather than entirely of copper wire. At present, companies using DSL technology are unable to provide the fastest speed service to customers whose local phone lines contain some fiber optic wiring. Since an estimated 15 or 20 percent of all customer locations may be served by local telephone lines containing some fiber, the adoption of FCC rules in this area could significantly increase the number of customer locations to which high speed data service using DSL technologies can be provided. However, we have no way of predicting whether the FCC will adopt regulations in this area. We also have no way of predicting whether any such regulations that it adopts will require traditional telephone companies to make available the services and facilities that are necessary to provide DSL services over such lines in an efficient and cost effective manner. We also cannot predict the timing of any FCC regulations in this area.

        Several traditional telephone companies have petitioned the FCC to eliminate the requirement that they provide competitors with leased access to high-capacity loops, and that petition is under review by the FCC. We could be negatively impacted if the FCC were to eliminate the requirement that traditional telephone companies provide access to high-capacity loops since we require high capacity loops in order to provide service to some customers.

        We are required to submit to certain federal regulators obligations that attach to all telecommunications carriers. For example, we are required to make quarterly payments into the federal universal service fund ("FUSF"). The FUSF is a fund mandated by Congress to provide cost support for various programs that ensure the availability of telecommunications services to, for example, schools and libraries, hospitals, and high-cost regions of the country. We are required to pay a percentage of our interstate and international telecommunications revenue to the FUSF, and we generally pass that percentage through to our customers pursuant to FCC rules. The amount we are required to pay into the FUSF varies depending on the breakdown between our telecommunications revenue and non-telecommunications revenue (such as revenue from equipment sales, as well as revenue from installation services and from the provision of information services). The FCC has a proceeding underway to reexamine its FUSF contribution rules, and the FCC and its FUSF collection agent periodically change the rules related to those contributions, including the percentage of interstate telecommunications revenue that a carrier must contribute to the FUSF. To the extent those rules are changed, or interpretation of those rules results in an increase in the FUSF contributions that we must make, we may be subject to increased liability for payments beyond what we have already contributed.

        Congressional Action.    In early 2002, the U.S. House of Representatives passed legislation that would make it much more difficult for the competitors of traditional telephone companies to provide certain high speed data services like the service that we provide. Before this legislation can become law, it first must be passed by the U.S. Senate and be signed by the President. We cannot predict whether this legislation will become law.

        State Regulation.    While the FCC has broad authority to implement provisions in the 1996 Telecom Act that are intended to open telecommunications markets to competition, state telecommunications regulators also have substantial authority in this area. For example, although the FCC has jurisdiction to prescribe the methodology traditional telephone companies must use in setting the price of copper telephone wires and other network elements, the FCC has exercised that jurisdiction by adopting a pricing standard and has given state regulators substantial authority to apply that standard in order to determine actual prices. Some states have set only temporary prices for some network elements that are critical to the provision of DSL services because they have not yet completed the regulatory proceedings necessary to determine permanent prices. However, two states where we compete—New York and New Jersey—have recently lowered the prices that competitors must pay for the network elements we need in order to provide CopperNet service. The results of these various proceedings determine the price we pay for, and whether it is economically attractive for us to use, these network elements and services.

        The 1996 Telecom Act also gives state telecommunications regulators broad authority to approve or reject interconnection agreements that competitive telecommunications companies enter with traditional telephone companies and broad authority to resolve disputes that arise under these interconnection agreements. Under the 1996 Telecom Act, if we request agreements for interconnection and access to unbundled network elements, traditional telephone companies have a statutory duty to negotiate in good faith with us. A separate agreement is signed for each of the states in which we operate. During these negotiations, either the traditional telephone company or we may submit disputes to the state regulatory commissions for mediation and, after the expiration of the statutory negotiation period provided in the 1996 Telecom Act; we may submit outstanding disputes to the states for arbitration. The 1996 Telecom Act also allows state regulators to supplement FCC regulations as long as the state regulations are not inconsistent with FCC requirements.

        The applicability of the various state regulations on our business will be further affected by the extent to which our services are determined to be intrastate services. Jurisdictional determinations of our services as intrastate services could harm our business. In particular, we could be deemed liable for payments into state universal service funds, which are programs that require telecommunications carriers providing intrastate services to pay a percentage of their intrastate revenues to support various state programs that ensure universal availability of telecommunications and related services. We do not believe that the services we offer on an interstate basis are subject to such state assessments, but a state commission or judicial decision to the contrary could subject us to liability for such payments.

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

Intellectual Property

        We regard our products, services and technology as proprietary and attempt to protect them with copyrights, trademarks, trade secret laws, restrictions on disclosure and other methods. There can be no assurance these methods will be sufficient to protect our technology and intellectual property. We also generally enter into confidentiality agreements with our employees and consultants, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, or to develop similar technology independently. We own federal trademarks for the marks CuNet, CU COPPERNET and COPPERNET for use with "communications services, namely, high-speed electronic data transmission services." We expect to seek registration of our copyrights in software and other intellectual property to the extent possible. There is no assurance that we will obtain any significant copyright protection for our systems that would protect our intellectual property from competition. Currently, we have not filed any patent applications. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries, and the global nature of the Internet makes it virtually impossible to control the ultimate destination of our proprietary information. There can be no assurance that the steps we have taken will prevent misappropriation or infringement of our technology. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition. In addition, some of our information, including our competitive carrier status in individual states and our interconnection agreements, is a matter of public record and can be readily obtained by our competitors and potential competitors, possibly to our detriment.

Employees

        As of December 31, 2001, we employed 190 individuals in engineering, sales, marketing, customer support and related activities and general and administrative functions. None of these employees are represented by a labor union, and we consider our relations with our employees to be satisfactory. We are not a party to any collective bargaining agreement. Our ability to achieve our financial and operational objectives depends in large part upon the continued service of our senior management and key technical, sales, marketing and managerial personnel, and our continuing ability to attract and retain highly qualified technical, sales, marketing and managerial personnel. There is competition for qualified personnel and we may be unable to identify, attract and retain such personnel in the future. In May 2001 and November 2001, we eliminated approximately 140 and 95 positions, respectively, as part of our actions to reduce selling, general and administrative expenses.

Item 2. Properties.

        Our headquarters is located in Herndon, Virginia. Our lease for this space, executed on October 27, 1999, originally comprised the entire facility, consisting of approximately 113,093 square feet. On December 22, 2000, we entered into an agreement with SBC under which SBC agreed to assume or sublease for the remaining term of our lease with the landlord, 47,312 square feet of the original 113,093 square feet leased office space. On February 14, 2002, we and the landlord entered into a settlement agreement and an amended lease that returned to the landlord 34,022 square feet of office space. In addition, we lease a facility in Sterling, Virginia, of which SBC has sublet the majority of the leased space as part of our settlement agreement with them.

        In 2001 we closed branch offices in Wilmington, Delaware; Columbia, Maryland; Woburn, Massachusetts; East Brunswick and Morristown, New Jersey; New York and Uniondale, New York; Malvern and Pittsburgh, Pennsylvania; and in Richmond and Virginia Beach, Virginia.

        We also lease collocation space in central offices from Verizon where we operate under the terms of our interconnection agreements with Verizon and regulations imposed by state telecommunications regulators and the FCC. While the terms of these leases are perpetual, the productive use of our collocation facilities is subject to the terms of our interconnection agreements. See "Item 1—Business—Relationship with Verizon."

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

        We implemented a restructuring plan in May 2001, as discussed in "Item 1—Business". As part of this plan, we stopped lease and rent payments as of May 31, 2001. Since this date we have been renegotiating most rent and capital lease obligations with our landlords and lessors. Various landlords and lessors have filed default notices and notices of acceleration with us. We are currently in arbitration proceedings with respect to the branch office we closed in Malvern, Pennsylvania, and are a defendant in legal proceedings with respect to the branch offices closed in Woburn, Massachusetts, and in New York, New York. In addition, we are a defendant in a case filed with respect to our headquarters in Herndon, Virginia. We and the landlord have entered into a settlement agreement and an amended lease and we believe we have complied with substantially all our obligations under the settlement agreement and that the case should be dismissed. There can be no assurance that we will successfully renegotiate our rent and capital lease obligations.

        We were a defendant, along with two directors and a principal stockholder, and a counter-claimant, in a case filed in the United States District Court for the Eastern District of Virginia in November 2000 by former officer Christopher J. Melnick. The case was settled in May 2001 with the payment of $0.2 million in costs, removal of the restrictive legend on 200,000 shares of common stock and the issuance of 1,063,533 shares of common stock. As a result of the issuance of common stock, we recorded compensation expense in the amount of $0.6 million for the year ended December 31, 2001.

        In April 2001, DMR Consulting Group, Inc. (DMR) initiated an action against us in the Circuit Court of the County of Fairfax, Virginia. DMR sought monetary damages of approximately $1.1 million. The case was settled in September 2001 with the payment of $0.3 million.

        In July 2001, a former employee commenced an action against us in the United States District Court for the District of Maryland seeking $1.0 million in compensatory damages and $0.5 million in punitive damages for sex discrimination and unlawful retaliation. This case was settled for an immaterial amount in November 2001.

        We were a defendant in a case filed in the United States District Court for the Eastern District of Virginia in July 2001 by Wells Fargo Equipment Finance, Inc., or Wells Fargo. Wells Fargo alleged default under a loan agreement; in particular, Wells Fargo alleged that we failed to make loan payments and maintain certain minimum unrestricted cash pursuant to a rider to the loan agreement. Wells Fargo sought recovery of the alleged outstanding balance under the loan agreement ($6.1 million) or the posting of a letter of credit. On November 16, 2001, the District Court entered judgment in favor of Wells Fargo for $5.7 million, plus interest calculated at the official court rate, which was 1.99% per annum, after this date. On January 25, 2002, we satisfied and discharged in full the judgment.

        On September 28, 2001, we received a notice of acceleration from Lucent Technologies (Lucent). Lucent demanded payment of principal and interest of $2.4 million related to a note payable. On October 4, 2001, we filed a Demand of Arbitration with the American Arbitration Association concerning various claims against Lucent Technologies, Inc. regarding the Ascend Communications, Inc./ Lucent Technologies, Inc., Purchase and Sale Agreement (Lucent Agreement). The demand asserts breach of contract for failure to place equipment purchases on capital leases as required by the Lucent Agreement. In addition, the demand asserts breach of contract for failure to provide equipment that materially conforms to the specifications in the Lucent Agreement. Finally, the demand asserts breach of contract for failure to correct accounts receivable records on credits and returns, and requests accounting for certain invoices. We requested to be relieved of our obligations under the Lucent Agreement, including accounts payable of $0.8 million and notes payable and accrued interest of $2.4 million and other related damages to be proven in the arbitration. Lucent has filed a counterclaim against us seeking recovery of the amounts due and owing under the Lucent Agreement, including the promissory note (which is an exhibit to the Lucent Agreement). The amounts sought by Lucent are to be determined at the arbitration hearing. The arbitration proceedings are in discovery. There can be no assurance that we will be successful in these proceedings. We have classified the $2.4 million as a current liability at December 31, 2001.

        In November 2000, InterConnX Inc. (InterConnX) initiated an action against us in the United States District Court for the Eastern District of Virginia. InterConnX alleged claims for breach of contract and sought monetary damages in the amount of approximately $1.0 million. We filed an answer substantially denying InterConnX's allegations. The case was settled in April 2001 with the payment of $0.2 million and the issuance of a $0.2 million, 9% interest promissory note, payable over twenty-four months.

        In November 2000, Vitria Technology, Inc. (Vitria) initiated an action against us in the Fairfax County Circuit Court, Virginia. Vitria alleged several causes of action and sought monetary damages in the amount of approximately $0.5 million. We filed an answer substantially denying Vitria's allegations. The case was settled in April 2001 with the payment of $0.4 million.

        In March 2002, ALS Scan, Inc. (ALS) initiated an action against us in the United States District Court for the District of Maryland. ALS alleges copyright infringement against us and another defendant, and seeks statutory damages and other damages in an amount to be determined at trial. We are currently evaluating our response.

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

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        Stock Data.    Our common stock trades on the Over-The-Counter Bulletin Board of the National Association of Securities Dealers, or OTCBB, under the symbol "NASC.OB." On July 27, 2001, our shares of common stock were delisted from the NASDAQ Stock Market and began trading on the OTCBB, after we received notification from NASDAQ on July 20, 2001 that we were no longer in compliance with NASDAQ rules that require companies to maintain a minimum bid price of $1 for 30 consecutive trading days and $4 million in net tangible assets. As of April 9, 2002, there were 140 record holders and we estimate that there are approximately 6,600 beneficial holders of our common stock.

        The following table sets forth a) for the period during which our common stock traded on the NASDAQ Stock Market, the quarterly high and low closing prices for our common stock, and b) for the period during which our common stock has traded on the OTCBB, quarterly information with respect to the high asked and low bid prices of our shares of common stock, which we obtained from our records (this information represents bid prices between broker-dealers and does not include retail mark-ups or mark-downs or any commissions to dealers and may not reflect actual transactions):

	2001		2000		1999
Quarter
	High	Low	High	Low	High	Low
First	$1.94	$0.56	$35.13	$22.00	—	—
Second	$0.84	$0.29	$22.94	$9.56	$13.94	$8.63
Third	$0.38	$0.16	$11.44	$4.13	$18.00	$10.00
Fourth	$0.35	$0.15	$4.06	$0.47	$36.50	$12.25

        On April 9, 2002, the last reported sales price of our common stock on the OTCBB was $0.13.

        We have never paid cash dividends. It is our present policy to retain earnings to finance ongoing operations and potential future growth and development of our business, and therefore we do not anticipate paying cash dividends on our common stock in the foreseeable future.

        Additional Investor Relations Information.    All of our current press releases and other investor relations information, including all of our current required filings may be obtained without charge by request to us addressed to: Investor Relations, Network Access Solutions Corporation, Three Dulles Tech Center, 13650 Dulles Technology Drive, Herndon, VA 20171.

        Transfer Agent.    Our transfer agent is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, NY 10038, telephone (877) 777-0800.

        Annual Meeting.    Our next Annual Meeting of Stockholders is scheduled to be held at 9:00 a.m. on Tuesday, June 11, 2002, at Three Dulles Tech Center, 13650 Dulles Technology Drive, in Herndon, Virginia.

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

Item 6. Selected Financial and Other Data.

        We present below summary financial and other data for our company. The summary historical statement of operations and other data for each of the three years in the period ended December 31, 2001 have been derived from our audited financial statements that are included elsewhere in this Form 10-K. The statement of operations and other data for the years ended December 31, 1998 and 1997 have been derived from audited financial statements that were included in our prior public filings. The summary balance sheet data as of December 31, 2001 and 2000 has been derived from our audited financial statements that are included elsewhere in this Form 10-K. The balance sheet data as of December 31, 1999, 1998 and 1997 has been derived from audited financial statements that were included in our prior public filings.

	Year ended December 31,
	2001	2000	1999	1998	1997
		(Restated)
	(In thousands, except share and per share data)
Statement of Operations Data:
Revenue:
Network services	$25,637	$10,703	$1,820	$311	$4
Product sales and consulting services	7,335	19,914	15,619	11,328	8,941

Total revenue	32,972	30,617	17,439	11,639	8,945

Operating expenses:
Network services costs (exclusive of depreciation and amortization presented below)	29,816	22,641	4,812	41	2
Product sales and consulting services costs (exclusive of depreciation and amortization presented below)	6,585	18,252	13,028	9,400	7,411
Selling, general and administrative	38,615	78,128	27,670	4,017	1,437
Amortization of deferred compensation on stock options	2,816	7,509	8,165	219	—
Depreciation and amortization	30,312	24,676	5,195	130	12
Restructuring	3,235	—	—	—	—
Impairment of long-lived assets	27,067	22,141	—	—	—

Total operating expenses	138,446	173,347	58,870	13,807	8,862

Income (loss) from operations	(105,474)	(142,730)	(41,431)	(2,168)	83
Interest income (expense), net	(2,870)	2,714	1,072	64	(5)
Follow-on offering costs	—	(574)	—	—	—

Income (loss) before income taxes	(108,344)	(140,590)	(40,359)	(2,104)	78
Provision (benefit) for income taxes	—	50	(71)	(28)	36

Net income (loss)	(108,344)	(140,640)	(40,288)	(2,076)	42
Preferred stock dividends and accretion	5,304	8,618	597	567	—

Net income (loss) applicable to common stockholders	$(113,648)	$(149,258)	$(40,885)	$(2,643)	$42

Net income (loss) per common share applicable to common stockholders (basic and diluted)	$(2.14)	$(3.18)	$(0.99)	$(0.10)	$—

Weighted average common shares outstanding (basic and diluted)	53,086,116	46,986,190	41,258,618	27,302,144	21,915,000

	Year ended December 31,
	2001	2000	1999	1998	1997
		(Restated)
	(In thousands)
Other Data:
Adjusted EBITDA(1)	$(42,044)	$(88,404)	$(28,071)	$(1,819)	$95
Capital expenditures	5,999	83,776	55,262	5,021	122
Net cash provided by (used in) operating activities	(33,210)	(77,591)	(20,184)	(2,810)	805
Net cash provided by (used in) investing activities	27,770	(66,813)	(61,435)	(1,341)	(122)
Net cash provided by financing activities	1,328	140,899	94,341	8,956	9
(1)
Adjusted EBITDA consists of net income (loss) excluding net interest, taxes, restructuring, depreciation and amortization (including amortization of deferred compensation and the impairment of long-lived assets). Adjusted EBITDA is provided because it is a measure of financial performance commonly used in the telecommunications industry. We have presented adjusted EBITDA to enhance your understanding of our operating results. You should not construe it as an alternative to operating income, as an indicator of our operating performance or as an alternative to cash flows from operating activities as a measure of liquidity determined in accordance with generally accepted accounting principles. We may calculate adjusted EBITDA differently than other companies. For further information, see our financial statements and related notes elsewhere in this Form 10-K.

	As of December 31,
	2001	2000	1999	1998	1997
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$16,659	$67,816	$42,816	$5,518	$713
Property and equipment, net	40,193	90,456	55,098	5,031	140
Total assets	75,381	170,171	104,620	12,928	1,865
Total debt (including capital lease obligations)	45,639	44,274	23,814	2,513	93
Mandatorily redeemable preferred stock	84,541	79,238	—	5,641	—
Total stockholders' (deficit) equity	(103,875)	6,561	68,009	932	250

Quarterly Results of Operations

        The following table presents our quarterly results of operations data and the components of net loss for 2001 and 2000. In the opinion of management, this information has been prepared substantially on the same basis as the financial statements appearing elsewhere in this Form 10-K, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with our financial statements and related notes thereto appearing elsewhere in this Form 10-K. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	2001				2000
	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31
					(Restated)
	(In thousands; unaudited)
Revenue:
Network services	$7,725	$7,626	$5,626	$4,660	$3,457	$2,880	$2,682	$1,684
Product sales and consulting services	538	1,214	2,379	3,204	4,244	6,219	4,709	4,742

Total revenue	8,263	8,840	8,005	7,864	7,701	9,099	7,391	6,426

Operating expenses:
Network services costs (exclusive of depreciation and amortization presented below)	9,848	6,686	6,794	6,488	6,108	6,502	6,050	3,981
Product sales and consulting services costs (exclusive of depreciation and amortization presented below)	1,380	802	1,798	2,605	4,684	5,581	3,931	4,056
Selling, general and administrative	7,476	7,524	9,664	13,951	18,415	23,992	20,791	14,930
Amortization of deferred compensation on stock options	266	402	1,282	866	2,073	1,992	1,745	1,699
Depreciation and amortization	7,825	6,471	8,129	7,887	7,060	8,210	5,538	3,868
Restructuring	1,212	—	2,023	—	—	—	—	—
Impairment of long-lived assets	2,214	—	24,853	—	22,141	—	—	—

Total operating expenses	30,221	21,885	54,543	31,797	60,481	46,277	38,055	28,534

Loss from operations	(21,958)	(13,045)	(46,538)	(23,933)	(52,780)	(37,178)	(30,664)	(22,108)
Interest income (expense), net	(1,322)	(721)	(751)	(76)	228	714	1,398	374
Follow-on offering costs	—	—	—	—	—	—	—	(574)

Loss before income taxes	(23,280)	(13,766)	(47,289)	(24,009)	(52,552)	(36,464)	(29,266)	(22,308)
Provision (benefit) for income taxes	—	—	—	—	—	50	—	—

Net loss	$(23,280)	$(13,766)	$(47,289)	$(24,009)	$(52,552)	$(36,514)	$(29,266)	$(22,308)
Preferred stock dividends and accretion	1,323	1,351	1,321	1,309	2,502	2,747	2,671	698

Net loss applicable to common stockholders	$(24,603)	$(15,117)	$(48,610)	$(25,318)	$(55,054)	$(39,261)	$(31,937)	$(23,006)

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

Overview

        We are focused on solving the data communications needs of small- and medium-sized business customers through broadband network services, which includes our CopperNet service offering. Our CopperNet service allows us to provide metropolitan area networks, or MANs, and wide area networks, or WANs, to our customers. In 2001, these network services represented the majority of our revenue as our focus on this business resulted in significant growth in both customer lines and revenue. Revenues have declined in our product sales and consulting businesses as we de-emphasized them and as the market and margins in these businesses deteriorated.

        We currently offer networking using our own infrastructure in the following nine northeast and mid-Atlantic cities and their surrounding markets: Baltimore, Boston, New York, Norfolk, Philadelphia, Pittsburgh, Richmond, Washington D.C. and Wilmington. Customer locations outside of these major metropolitan areas are served primarily through the local facilities of other carriers, including Covad, WorldCom and AT&T.

        We have invested in the development and deployment of the network we use to deliver our CopperNet service. We have funded the deployment of our CopperNet services through proceeds received from a preferred and common stock financing in August 1998, issuance of promissory notes that were converted into common stock during the three months ended June 30, 1999, capital lease financing, our initial public offering and the proceeds received from the sale of $150 million of our Series B preferred stock to SBC and Telmex Communications, LLC, or Telmex.    From February 1997 through the third quarter 2000, we increased our operating expenses and capital expenditures in an effort to continue to rapidly expand our equipment and human resource-related infrastructure and DSL-based network services.

        In an effort to increase revenue from our installed network and conserve capital, in the fourth quarter of 2000 we decided to suspend the build-out of additional central offices including those initiated as a result of our agreements with SBC and Telmex and focus our efforts on increasing revenue through increased penetration in our existing service areas. In addition, we took actions designed to reduce selling, general and administrative expenses by 24%, including a workforce restructuring that eliminated approximately 145 positions, representing about 23% of the workforce at that time.

        On December 22, 2000, and on February 28, 2001, we amended various separate agreements with SBC and with Telmex, and entered into separate new agreements with SBC. These new and amended agreements with SBC resulted in a reduction of our property and equipment related to the transfer of our lease interest in certain central offices of approximately $1.6 million and a conversion of preferred stock of $79.2 million, including accrued dividends of $4.2 million, into 2,554,375 shares of our common stock. Related to this transfer we recorded an impairment charge for long-lived assets of approximately $22.1 million, plus an account receivable of $1.6 million for our lease interests in certain central offices that SBC agreed to purchase from us for cash as described in more detail in "Item 1—Business—The Company.

        Throughout 2001, we continued to undertake measures to reduce expenses, streamline operations and improve profitability. In May 2001, we implemented a restructuring plan focusing our resources on higher margin areas of network operations with higher potential for future growth. The plan included shutting down and abandoning approximately 205 unprofitable central office collocation facilities, which accounted for approximately 8% of network services revenue and 20% of network services operating expense. The majority of the network equipment located in these facilities, which is owned or leased by us, was removed and redeployed to other central offices as needed. The plan also included the elimination of 140 employees, or 34% of the work force, and closure of all outside sales offices. The employee groups in which terminations occurred included all functional areas within the Company.

        As a result of this restructuring, as of December 31, 2001, we had installed and had operational DSL equipment in approximately 300 central offices within the northeast and mid-Atlantic region of the United States. While we may consider the acquisition of, or expansion into, new central offices in the future, there are no current plans to expand beyond our existing footprint.

        In the second half of 2001, we actively sought to expand our revenue and customer base through the acquisition of DSL customers, including acquisitions from distressed or bankrupt companies. On August 31, 2001, we acquired approximately 1,250 DSL customers and other selected assets and assumed certain liabilities of CapuNet, LLC. The aggregate purchase price was $1.14 million. In order to meet the network services needs of our existing customers outside of our network footprint and the needs of many acquired customers, we entered into a DSL services agreement with Covad in October 2001.

        On November 19, 2001, we closed the acquisition of the DSL customer list and contracts of Ardent Communications, Inc., or Ardent. Ardent, which supplied DSL service nationwide to business customers, agreed to sell us 16,800 customer lines after they sought bankruptcy protection in October 2001. The aggregate purchase price was $7.0 million. We are experiencing, as anticipated, customer attrition due to the acquisition and are additionally terminating certain customers for non-performance.

        On November 16, 2001, in another restructuring of our work force, we eliminated an additional 95 positions. The employee groups terminated were part of several functional areas within the Company, but also included a significant reduction in our sales force as we looked to focus on our existing customers and the integration and consolidation of acquired DSL customers.

Categories of Revenue

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

        Consulting services & product sales.    We provide professional consulting and network integration services to complement all of our network services. We also provide network design and integration, network management, staging, installation, maintenance and warranty services. Our consulting services include network security and professional services, including network security architecture consulting. In addition, as part of our overall data communications solutions, we sell data communications products, including the network components and security components that our customers require in order to build, maintain and secure their networks. We do not manufacture any of this equipment ourselves. Our engineers select product solutions to improve our customers' operations and network efficiencies, and then help install and configure the equipment in our customers' networks.

Categories of Operating Expenses

        Operating expenses consists of:

        Network services costs.    Our network services costs generally consist of non-employee-based charges such as:

  •
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

  •
  Other access costs and levied line expense. We pay installation charges and monthly fees to competitive telecommunications companies or traditional telephone companies for other types of access, other than through our CopperNet network, which we provide to customers as part of our network services. This includes charges we incur from wholesale DSL providers, including Covad Communications, in order to provide service to our end-user customers in markets where we have not deployed our own local DSL equipment.

  •
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

  •
  Network operations expenses. We incur various recurring costs at our network operations center. These costs include data connections, engineering supplies and certain utility costs.

  •
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

  •
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

  •
  General and administrative expenses. As we expand our customer base, the number of employees in certain functions, such as customer service and network operations, may grow. We pay licensing fees for standard systems to support our business processes, such as billing systems.

  Amortization of deferred compensation on stock options

        We had outstanding stock options to purchase a total of 2,843,577, 10,454,328 and 10,984,459 shares of common stock as of December 31, 2001, 2000 and 1999, respectively, at weighted average exercise prices of $1.92, $3.60 and $1.71 per share, respectively. At December 31, 2001, 813,286 of these options were exercisable for restricted shares of our common stock that generally vest over a three- to four-year period. In certain instances, the fair market value of the underlining common stock on the date of grant was in excess of the exercise price of the options resulting in deferred compensation on stock options which is recognized as compensation expense over the vesting period.

Related to these options we recognized $2.8 million, $7.5 million and $8.2 million of stock compensation expense for the years ended December 31, 2001, 2000 and 1999, respectively. In addition, as a result of cancellations and forfeitures of unvested stock options, a decrease to deferred compensation and additional paid-in-capital was recorded. During 2001, we recorded a reduction of deferred compensation of $14.3 million related to cancellations and forfeitures.

        On April 1, 1999, we entered into a stock option agreement that granted one of our directors an option to purchase 250,000 shares of our common stock at an exercise price of $6.67 per share. On June 3, 1999, this director exercised this option. In addition, the agreement stipulated that this director will be issued an additional option to purchase 407,500 shares of common stock at an exercise price of $3.00 per share. These options immediately vested upon our initial public offering. As a result, we recognized approximately $3.5 million of compensation expense during the year ended December 31, 1999 related to these options. Subsequently, on May 8, 2001 options to acquire 407,500 shares of common stock were cancelled upon the director's resignation.

  Depreciation and amortization

        Depreciation expense represents our network and equipment purchases for our customers' premises, build-out costs, including one-time installation and activation fees, collocation fees and other DSL-based equipment costs that have been capitalized and amortized over estimated useful lives ranging from two to five years.

Interest Income (Expense), Net

        Interest income (expense), net, primarily consists of interest income from our cash and cash equivalents less interest expense associated with our debt and capital leases.

Results of Operations

        The following tables present our results of operations data and the components of net income (loss) as a percentage of our revenue.

	Years Ended December 31,
	2001	2000	1999
	(Restated)
Revenue:
Network services	77.8%	35.0%	10.4%
Product sales and consulting services	22.2	65.0	89.6

Total revenue	100.0%	100.0%	100.0%

Operating expenses:
Network services costs (exclusive of depreciation and amortization presented below)	90.4	73.9	27.6
Product sales and consulting services costs (exclusive of depreciation and amortization presented below)	20.1	59.6	74.7
Selling, general and administrative	117.1	255.3	158.7
Amortization of deferred compensation on stock options	8.5	24.5	46.8
Depreciation and amortization	91.9	80.6	29.8
Restructuring	9.8	—	—
Impairment of long-lived assets	82.1	72.3	—

Total operating expenses	419.9	566.2	337.6

Loss from operations	(319.9)	(466.2)	(237.6)
Interest (expense) income, net	(8.7)	8.9	6.2
Follow-on offering costs	—	(1.9)	—

Loss before income taxes	(328.6)	(459.2)	(231.4)
Provision (benefit) for income taxes	—	0.2	(0.4)

Net loss	(328.6)	(459.4)	(231.0)

Preferred stock dividends and accretion	16.1	28.1	3.4

Net loss applicable to common stockholders	(344.7)%	(487.5)%	(234.4)%

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

        Revenue.    We recognized $33.0 million in revenue for the year ended December 31, 2001, as compared to $30.6 million for the year ended December 31, 2000, an increase of $2.4 million. This increase was attributable to a $14.9 million increase in network services offset by a $12.6 million decrease in product sales and consulting services. Network services increased from $10.7 million for the year ended December 31, 2000 to $25.6 million for the year ended December 31, 2001. This was primarily the result of increased sales of services related to our DSL-enabled network, completed in 2000 for which revenues were received in 2001. Product sales and consulting services revenue decreased from $19.9 million for the year ended December 31, 2000 to $7.3 million for the year ended December 31, 2001. This decrease was primarily attributable to a de-emphasis by the Company as the market and margins related to our product sales and consulting business deteriorated.

        Network services costs.    We recorded network services costs of $29.8 million for the year ended December 31, 2001 and $22.6 million for the year ended December 31, 2000. The increase of $7.2 million is primarily attributable to the full year impact of rent and power for the central offices and backbone connectivity charges along with the increase in CopperNet service fees associated with increased customer lines increased revenue of $14.9 million, offset by reduced cost.

        Product sales and consulting services costs.    Product sales and consulting services costs were $6.6 million for the year ended December 31, 2001, as compared to $18.3 million for the year ended December 31, 2000, a decrease of $11.7 million. This was due to a decrease in product sales and consulting services revenue of $12.6 million over the same period.

        Selling, general and administrative expenses.    Selling, general and administrative expenses were $38.6 million for the year ended December 31, 2001, as compared to $78.1 million for the year ended December 31, 2000, a decrease of $39.5 million. This decrease was due to reduced expenditures attributable to a workforce reduction in the fourth quarter of 2000 and the second and fourth quarters of 2001.

        Amortization of deferred compensation on stock options.    Amortization of deferred compensation was $2.8 million for the year ended December 31, 2001, as compared to $7.5 million for the year ended December 31, 2000, a decrease of $4.7 million. This decrease is attributable to the decrease in the unamortized deferred compensation principally due to the cancellation of stock options for common shares granted to key employees as a result of termination of their employment and forfeitures of stock options granted to employees which resulted from workforce reductions.

        Depreciation and amortization expense.    Depreciation and amortization expense was $30.3 million for the year ended December 31, 2001, as compared to $24.7 million for the year ended December 31, 2000, an increase of $5.6 million. This increase was primarily due to additions related to our CopperNet network, computer equipment and software, office furnishings and leasehold improvements.

        Restructuring expense.    During the year ended December 31, 2001 we had restructuring charges of $3.2 million. In May 2001, we implemented a restructuring plan to reduce expenses, streamline operations, and improve profitability. The plan included the elimination of 140 employees and closure of all outside sales offices. In November 2001, in a second restructuring of our work force, we eliminated an additional 95 positions. Total restructuring charges for the year were comprised of $1.1 million for employee terminations, $1.5 million for lease terminations, and $0.6 million for other related costs. There were no similar costs during the comparable period in 2000.

        Impairment of long-lived assets.    Impairment of long-lived assets was $27.1 million for the year ended December 31, 2001 and $22.1 million for the year ended December 31, 2000. In May 2001, we implemented a restructuring plan to reduce expenses, streamline operations, and improve profitability. The plan included the shut down and abandonment of approximately 205 unprofitable central office collocation facilities. In November 2001 we completed an additional restructuring plan impairing certain assets, mainly furniture and fixtures, located at our corporate headquarters. The impairment charges are composed of three long-lived asset categories: network placed in service of $11.9 million, office and computer equipment and software of $13.0 million, and furniture and fixtures of $2.2 million. The impairment related to 2000 resulted from our agreements entered into on December 22, 2000, and subsequently amended on February 28, 2001, with SBC and Telmex, which provided, among other things, for the termination of the parties' efforts to expand our network into the southeastern and the western United States.

        Loss from operations.    Our loss from operations was $105.5 million for the year ended December 31, 2001, as compared to $142.7 million for the year ended December 31, 2000, a decrease of $37.2 million. The decreased loss for the year ended December 31, 2001 was primarily due to decreased selling, general and administrative expenses due to reduced expenditures attributable to the workforce reduction in the fourth quarter of 2000 and the second and fourth quarter of 2001, as described above in "Restructuring and impairment of long-lived assets."

        Interest (expense) income, net.    For the year ended December 31, 2001, we recorded net interest expense of $2.9 million, consisting of interest income of $2.5 million and interest expense of $5.4 million. For the year ended December 31, 2000 we recorded net interest income of $2.7 million, consisting of interest income of $6.5 million and interest expense of $3.8 million. The increase in interest expense is primarily due to interest on capital lease obligations and significant reduced interest income due to lower cash and cash equivalent balances earning interest.

        Follow-on offering costs.    During the year ended December 31, 2000, we expensed $0.6 million related to our follow-on offering of common stock that we commenced earlier in the year but subsequently withdrew due to unfavorable market conditions. There were no similar costs during the comparable period in 2001.

        Provision (benefit) for income taxes.    We had a provision for income taxes of $0.0 million for the year ended December 31, 2001, as compared to $0.1 million for the year ended December 31, 2000.

        Preferred stock dividends and accretion.    During the year ended December 31, 2001, the amount of preferred stock dividends was $5.3 million, as compared to $8.6 million for the year ended December 31, 2000 a decrease of $3.3 million. This decrease is attributable to the conversion of Series B preferred stock held by SBC into common stock on December 22, 2000. During the year ended December 31, 2001, the amount of preferred stock accretion to redemption price recognized was $0.1 million, as compared to $0.1 million for the year ended December 31, 2000.

        Net loss applicable to common shareholders.    For the foregoing reasons, our net loss applicable to common shareholders was $113.6 million for the year ended December 31, 2001, as compared to $149.3 million for the year ended December 31, 2000, a decrease of $35.7 million.

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

        Product sales and consulting services costs.    Product sales and consulting services costs were $18.3 million for the year ended December 31, 2000, as compared to $13.0 million for the year ended December 31, 1999, an increase of $5.3 million. This was due to an increase in product sales and consulting services revenue of $4.3 million over the same period.

        Selling, general and administrative expenses.    Selling, general and administrative expenses were $78.1 million for the year ended December 31, 2000, as compared to $27.7 million for the year ended December 31, 1999, an increase of $50.4 million. This increase was primarily due to increased staffing and other expenses incurred to develop, operate and sell our CopperNet network and other networking solutions.

        Amortization of deferred compensation on stock options.    Amortization of deferred compensation was $7.5 million for the year ended December 31, 2000, as compared to $8.2 million for the year ended December 31, 1999, a decrease of $0.7 million. This decrease is attributable to the decrease in the unamortized deferred compensation from $18.4 million to $17.9 million as of December 31, 1999 and 2000, respectively, which is principally due to the cancellation of stock options granted to key employees at less than fair market value, and the related amortization of this balance over the remaining vesting period for these options.

        Depreciation and amortization expense.    Depreciation and amortization expense was $24.7 million for the year ended December 31, 2000, as compared to $5.2 million for the year ended December 31, 1999, an increase of $19.5 million. This increase was primarily due to investments in our CopperNet network, computer equipment and software, office furnishings and leasehold improvements, which increased from $60.4 million at December 31, 1999, to $120.5 million at December 31, 2000.

        Impairment of long-lived assets.    The impairment of long-lived assets represents the $22.1 million impairment of our lease interests in certain traditional telephone company central offices located primarily in the southeastern and western United States. The impairment resulted from our agreements entered into on December 22, 2000, and subsequently amended on February 28, 2001, with SBC and Telmex, which provided, among other things, for the termination of the parties' efforts to expand our network into the southeastern and western United States.

        Loss from operations.    Our loss from operations was $142.7 million for the year ended December 31, 2000, as compared to $41.4 million for the year ended December 31, 1999, an increase of $101.3 million. The increased loss for the year ended December 31, 2000 was primarily due to increased staffing and other operating expenses we incurred in connection with the development, expansion, operation and support of our CopperNet network and the impairment of certain long-lived assets associated with the discontinuation of our network expansion.

        Interest (expense) income, net.    For the year ended December 31, 2000, we recorded net interest income of $2.7 million, consisting of interest income of $6.5 million and interest expense of $3.8 million. For the year ended December 31, 1999 we recorded net interest income of $1.1 million, consisting of interest income of $2.1 million and interest expense of $1.0 million. The increase in interest income was primarily attributable to interest earned from the net proceeds of $149.8 million received from our preferred stock offering in March 2000. The increase in interest expense is primarily due to interest on capital lease obligations, which have increased from $20.9 million at December 31, 1999 to $41.8 million at December 31, 2000.

        Follow-on offering costs.    During the year ended December 31, 2000, we expensed $0.6 million related to our follow-on offering of common stock that we commenced earlier in the year but subsequently withdrew due to unfavorable market conditions. There were no similar costs during the comparable period in 1999.

        Provision (benefit) for income taxes.    We had a provision for income taxes of $0.1 million for the year ended December 31, 2000, as compared to a benefit of $0.1 million for the year ended December 31, 1999.

        Preferred stock dividends and accretion.    During the year ended December 31, 2000, the amount of preferred stock dividends was $8.5 million, as compared to $0.3 million for the year ended December 31, 1999 an increase of $8.2 million. This increase is attributable to the issuance of our Series B preferred stock of $150.0 million during March 2000. We accrued dividends at 7% per annum on the Series B preferred stock and 8% per annum on the Series A preferred stock, on the outstanding principal amount. During the year ended December 31, 2000, the amount of preferred stock accretion to redemption price recognized was $0.1 million, as compared to $0.3 million for the year ended December 31, 1999, a decrease of $0.2 million.

        Net loss applicable to common shareholders.    For the preceding reasons, our net loss applicable to common shareholders was $149.3 million for the year ended December 31, 2000, as compared to $40.9 million for the year ended December 31, 1999, an increase of $108.4 million.

Liquidity and Capital Resources

        During the years ended December 31, 2001, 2000 and 1999, we incurred operating losses of $105.5 million, $142.7 million and $41.4 million, respectively, and negative cash flows from operations of $33.2 million, $77.6 million and $20.2 million, respectively. We had an accumulated deficit of $291.1 million at December 31, 2001 and expect to incur operating losses for the foreseeable future but at reduced levels than previously incurred. Our management has taken actions to significantly reduce operating, selling, general and administrative expenses and capital expenditures. We currently expect minimal expenditures for capital equipment in 2002 and expect continued reductions in the size of our operating losses, net losses and net operating cash outflows as we continue to see the benefits from the cost reduction actions completed in 2001. Our business plan contemplates additional required funding to offset negative cash flow resulting primarily from ongoing operating losses, the repayment of existing capital lease, settlement of existing litigation, and other obligations. We are attempting to obtain additional equity or debt funding and are evaluating other strategic alternatives as well. Such debt, equity and other strategic options may involve significant potential dilution to common stockholders.

        If, as a result of existing market conditions or other factors, we fail or are unable to raise sufficient capital, we may have to drastically alter our business plan so as to conserve cash, or sell all or a portion of our assets, possibly pursuant to a liquidation proceeding in bankruptcy court, or both.

        Initial Public Offering.    The net proceeds from our initial public offering, completed in June 1999, were approximately $81.9 million.

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

        Operating Activities.    Net cash used in operating activities for the year ended December 31, 2001 was $33.2 million. This was primarily the result of losses of $108.3 million attributable to the development of our CopperNet services, but also the result of an increase in accounts receivable of $1.9 million. These were partially offset by increases in non-cash expenses consisting primarily of depreciation of $30.3 million, impairment of long-lived assets of $27.1 million and provision for doubtful accounts receivable of $0.9 million. These were accompanied by increases in accounts payable of $3.9 million and accrued expenses of $7.3 million.

        Net cash used in operating activities for the year ended December 31, 2000 was $77.6 million. This was primarily the result of losses of $140.6 million attributable to the expansion of our CopperNet network and development of our CopperNet services, but also the result of an increase in accounts receivable of $4.0 million and an increase in other assets of $1.1 million. These uses of cash were partially offset by increases in non-cash expenses consisting primarily of depreciation of $24.7 million, amortization of deferred compensation on stock options of $7.5 million and provision for doubtful accounts receivable of $1.3 million, as well as increases in accounts payable of $4.7 million and accrued expenses of $7.5 million.

        Net cash used in operating activities for the year ended December 31, 1999 was $20.2 million. This was primarily the result of operating losses of $40.3 million attributable to the expansion of our network and development of our CopperNet services, accompanied by an increase in accounts receivable of $1.8 million. This was partially offset by an increase in non-cash expenses consisting primarily of amortization of deferred compensation on stock options of $8.2 million and depreciation of $5.2 million, accompanied by an increase in accounts payable of $6.2 million and an increase in accrued expenses of $3.3 million.

        Investing Activities.    Net cash provided by investing activities was $27.8 million for the year ended December 31, 2001. This was primarily the result of sales of short-term investments of $46.9 million offset by purchases of property and equipment of $11.4 million and the acquisition of both CapuNet and Ardent of $5.5 million.

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

        Financing Activities.    Net cash provided by financing activities was $1.3 million for the year ended December 31, 2001. This was the result of proceeds from a note payable with SBC of $5.0 million offset primarily by principal payments on capital lease obligations of $3.5 million.

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

        Debt and Capital Lease Arrangements.    As of December 31, 2001, we had no debt or capital lease facilities available.

Critical Accounting Policies and Estimates

        Financial Reporting Release (FRR) No. 60, which was released in December 2001, by the Securities and Exchange Commission or SEC, requires all companies filing Annual Reports on Form 10-K to include a discussion of critical accounting policies or methods used in the preparation of financial statements. We have identified the accounting principles critical to our business and results of operations, and Note 2 to our financial statements includes a summary of the significant accounting policies and methods used in the preparation of our financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

        Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base our accounting estimates on historical experience and other factors that are believed to be reasonable under the circumstances. However, actual results may vary from these estimates under different assumptions or conditions.

        We recognize revenues when (i) persuasive evidence of an arrangement between the customer and us exists, (ii) service has been provided to the customer, (iii) the price to the customer is fixed and determinable and (iv) collectibility of the sales price is reasonably assured. We defer the recognition of revenue related to up-front fees associated with installations over the expected term of the customer relationship, which is presently estimated at 36 months, the deferred revenue is recognized as revenue on a straight line basis. Similarly, we treat the incremental direct costs of installations as deferred charges in amounts no greater than the up-front fees that are deferred. These incremental direct costs are amortized to expense using the straight-line method over 36 months.

        As more fully described in Notes 2 and 7 to our financial statements, property and equipment and intangible assets are recorded at cost, subject to adjustments for impairment. Property and equipment and intangible assets are depreciated or amortized using the straight-line method over their estimated useful lives, certain of which were significantly revised in 2001, as more fully described in Note 2 to our financial statements. In assessing the recoverability of our property and equipment and intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and assumptions change in the future, we may be required to record additional impairment charges relating to our property and equipment and intangible assets. See further discussion below concerning the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangibles Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and our framework for evaluating the impairment of long-lived assets in periods ending after December 31, 2001.

        We recognize expenses related to telecom costs based on a running average of the past several months of invoices received from the incumbent local exchange carriers, since the invoices for the current month's service are received the following month. Telecom costs comprise of monthly service fees for each line, rent and power for each collocation arrangement, access fees and monthly backbone charges for the fiber optic network paid to competitive or traditional telephone companies. These costs also include data connections, engineering supplies, installation and other utility costs related to the network operations.

        As more fully described in Note 11 to the financial statements, we are a party to a variety of legal proceedings, as either plaintiff or defendant, and are engaged in other disputes that arise in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses for certain of these matters. The determination of the liabilities required, if any, for loss contingencies is made after careful analysis of each individual issue. However, it is reasonably possible that certain of the liabilities reflected in our consolidated balance sheets associated with various loss contingencies could change in the near term due to new developments or changes in settlement strategies.

        Financial Reporting Release No. 61 (FRR61), which was released in December 2001 by the SEC, requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. We have applied the guidance set forth in FRR61 in completing this Item 7.

Recent Accounting Pronouncements

        On January 1, 2001, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 standardizes the accounting for derivatives and hedging activities and requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are required to be reported in operations. The adoption of SFAS No. 133 had no effect on our consolidated financial statements as of, and for the year ended, December 31, 2001, as the Company does not utilize derivatives.

        In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangibles Assets. SFAS No. 141 eliminated the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed annually, or more frequently if impairment indicators arise, for impairment. We adopted SFAS No. 142 on January 1, 2002. We do not believe the adoption of SFAS Nos. 141 and 142 will have a material effect on our consolidated financial statements because we do not presently have any indefinite-lived intangible assets.

        In August 2001, the FASB issued SFAS No. 143,  Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. We are required to adopt SFAS No. 143 on January 1, 2003, and we do not believe the adoption of SFAS No. 143 will have a material effect on our consolidated financial statements.

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. We adopted SFAS No. 144 on January 1, 2002, and we do not believe the adoption of SFAS No. 144 will have a material effect on our consolidated financial statements.

        In April 2001, the FASB's Emerging Issues Task Force (EITF) reached a consensus regarding the provision in EITF Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, dealing with consideration from a vendor to a reseller under cooperative advertising and other arrangements. This provision of EITF Issue No. 00-25 states that consideration from a vendor to a reseller of the vendor's products or services is presumed to be a reduction of the selling price of the vendor's products or services, unless the vendor (i) receives an identifiable benefit in return for the consideration and (ii) can reasonably estimate the fair value of the benefit received. If the amount of consideration paid by the vendor exceeds the estimated fair value of the benefit received, the excess amount is to be recorded by the vendor as a reduction of revenues. We are required to adopt this provision of EITF Issue No. 00-25 on January 1, 2002, and are currently assessing the impact of the guidance on our financial statements.

        In February 2002, the EITF released Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products. This issue addresses the income statement classification, recognition and measurement for consideration given by a vendor to a customer, including both resellers and end customers. We are required to adopt the consensuses of EITF Issue No. 01-09 as of January 1, 2002 and are currently assessing the impact of the guidance on our financial statements.

Forward-looking Statements

        Many statements made in this Form 10-K are forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expects," "anticipates," "intends," "believes" or similar language. These forward-looking statements address, among other things, the following factors, any of which could, if unfavorable, affect our business:

  •
  our CopperNet deployment plans and strategies;

  •
  development and management of our business;

  •
  our relationships with SBC and Telmex;

  •
  our ability to attract, retain and motivate qualified personnel;

  •
  our ability to attract and retain customers;

  •
  the extent of acceptance of our services;

  •
  the market opportunity and trends in the markets for our services;

  •
  our ability to upgrade our technologies;

  •
  prices of telecommunication services;

  •
  the nature of regulatory requirements that apply to us;

  •
  our ability to obtain and maintain any required governmental authorizations;

  •
  our future capital expenditures and needs;

  •
  our ability to obtain and maintain financing on commercially reasonable terms; and

  •
  the extent and nature of competition.

        These statements may be found in this section, and in this Form 10-K generally.

        We have based these forward-looking statements on our current expectations and projections about future events based on information available to us on this date, and we assume no obligation to update any forward-looking statements. All written and oral forward-looking statements made in connection with this Form 10-K are expressly qualified in their entirety by the "Trends, Risks and Uncertainties" and other cautionary statements included in this Form 10-K. Our actual results could differ materially from those anticipated in these forward-looking statements.

Trends, Risks and Uncertainties

  It is difficult to determine whether we will be successful in a new and evolving market.

        We began operations in 1995 by helping our customers integrate their network equipment, by selling them network equipment and by providing them with related network services. Starting in 1999, we refocused our company, through our CopperNet services, on providing DSL-based high-speed digital communications services. Consequently, our financial results now and in the future are not, and will not be, directly comparable to our prior financial results. Substantially all of our revenue in 1995, 1996, 1997, 1998 and 1999, and the majority of our revenue in 2000, was derived from product sales and consulting services. In 2001 the majority of our revenue was derived from network services, which includes our CopperNet services. As a result, not only have we changed the focus of our company, there also is limited historical financial information upon which to base an evaluation of our performance.

        Similarly, because we have a limited history of providing CopperNet services, it is difficult for us to predict the extent to which CopperNet will achieve market acceptance. The market for DSL-based services is highly competitive and quickly changing. Providers of high-speed data communications services are testing products from various suppliers for certain applications, and suppliers have not broadly adopted an industry standard. Critical issues concerning commercial use of DSL for Internet and local area network access, including security, reliability, ease and cost of access and quality of service, remain unresolved and may affect the growth of this market. If the market for CopperNet fails to develop, grows more slowly than anticipated or becomes saturated with competitors, our business will not reach or maintain the level of profitability we hope to achieve.

  The data communications market is increasingly competitive.

        We face competition in the data communications market from many competitors with significantly greater financial resources, well-established brand names and large, existing installed customer bases. We expect the level of competition to continue to be intense in the future, including through consolidation of our industry. Many of our competitors are offering, or may soon offer, technologies and services that will directly compete with some or all of our service offerings. Our competitors use technologies for local access connections that include DSL, wireless data, cable modems and ISDN technologies. Some of our competitors or potential competitors may have the financial resources to withstand substantial price competition. Moreover, our competitors may be able to negotiate contracts with suppliers of telecommunications services that are more favorable than contracts negotiated by us.

  We operate in a highly competitive industry characterized by rapid technology changes.

        Our industry is subject to rapid and significant technological changes. DSL technology does not currently have widely accepted standards and continues to develop. Alternative technologies for providing high-speed data communications are available and may be superior to the technology we use. As a consequence:

  •
  we will continue to rely on third parties, including some of our competitors and potential competitors, to develop and provide us with access to communications and networking technology;

  •
  our success will depend on our ability to anticipate or adapt to new technology on a timely basis; and

  •
  we expect that new products and technologies will emerge that may be superior to, or may not be compatible with, our current products and technologies.

        If we fail to adapt successfully to technological changes or fail to obtain access to important technologies, our business, prospects, financial condition and results of operations could be materially adversely affected.

  We may be unable to expand our business in our target markets.

        As part of a preferred stock investment by SBC and Telmex in March 2000, we intended to expand CopperNet into the southeastern and western regions of the United States. Due to a number of reasons, including significant external changes throughout the telecommunications industry and our changing relationship with SBC and Telmex, in the latter part of 2000 we ceased efforts to enter into collocation agreements with traditional telephone companies that would enable us to place DSL equipment in central offices outside of the northeast and mid-Atlantic regions. Instead, we adopted new elements to our strategy to leverage our existing capital base and take advantage of our completed network in the northeastern and mid-Atlantic regions. These elements include focusing our sales and marketing efforts on attracting "high-yield" business customers, or customers needing bundled and integrated network services, which generally contribute to higher profit margins. Our failure to sell more of our service offerings to current customers or to attract new customers to purchase these service offerings, could impair our ability to achieve profitability or positive cash flow and could have a material adverse effect on our business.

  We have a history of losses and expect to incur losses in the future.

        We have incurred substantial losses and experienced negative cash flow since 1997. As of December 31, 2001, we had an accumulated deficit of approximately $291.1 million. To date, we have incurred capital expenditures in order to expand our business. Although we have significantly reduced our capital expenditures, we expect to incur future net losses and negative cash flow for the next several years due to continued development of CopperNet.

  Our cash flow is subject to falling data communications prices.

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

  We are subject to a number of risks that may limit our revenue growth.

        Our failure to address the risks, expenses and difficulties we may encounter providing CopperNet services, including those frequently encountered by companies in new and rapidly evolving markets, may limit our revenue growth and make it difficult for us to compete effectively with others. These risks include:

  •
  the nature of our ongoing relationship with Verizon;

  •
  our success in maintaining the continuity of our interconnection agreements;

  •
  our ability to successfully re-focus business operations, reduce costs and achieve profitability;

  •
  our ability to keep pace with technological innovations within the telecommunications industry;

  •
  our ability to attract, retain and motivate qualified personnel;

  •
  our ability to protect our proprietary rights;

  •
  our ability to successfully market our services to current and new customers;

  •
  our ability to successfully retain existing customers;

  •
  our ability to generate customer demand for our services in our target markets;

  •
  market pricing for our services and for competing services;

  •
  the extent of increasing competition;

  •
  our ability to acquire funds for our operations through 2002 and into the future;

  •
  the ability of our equipment and service suppliers to meet our needs and our relationships with such suppliers;

  •
  trends in regulatory, legislative and judicial developments;

  •
  our ability to manage changes in the level of our operations;

  •
  the potential significant dilution from the issuance of equity or the conversion of preferred stock, or other strategic alternatives.

        Our failure to manage these risks successfully could materially adversely affect our financial performance in the near term and on a continuing basis.

  We are subject to risks arising from our relationship with Verizon.

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

        Verizon is currently our sole supplier of copper telephone lines and of the central office space we need to place, or collocate, our DSL equipment and support services for CopperNet. Verizon may be reluctant to cooperate with us in meeting our supply needs. Verizon has in the past, and may in the future, reject certain of our collocation applications or telephone line requests or delay providing us with the collocation space or telephone lines we need. We have experienced lengthy delays between the time we apply for collocation space and the time that Verizon actually permits us to place our equipment in this space. We may face competition for this space from other competitive telecommunications companies. Verizon's position as both a DSL competitor and a supplier of numerous essential inputs to our DSL offering also gives Verizon an incentive to subsidize its own DSL offerings by failing to fully allocate to its retail DSL service the costs it incurs in providing that service. See "Item 1—Business—Relationship with Verizon."

        We also significantly depend on the quality of the copper telephone lines and Verizon's maintenance of such lines. We cannot ensure that we will be able to obtain the copper telephone lines and services we require from Verizon at quality levels, prices, terms and conditions satisfactory to us. Our failure to do so would have a material adverse effect on our business, prospects, financial condition and results of operations. See "Item 1—Business—Relationship with Verizon."

  We are subject to risks associated with relying on third-party vendors.

        In markets where we have not deployed our own local DSL equipment, we utilize local DSL facilities from wholesale providers, including Covad Communications, in order to provide service to our end-user customers. In these cases, we are dependent upon these wholesale carriers to provide, or arrange the provision of, the equipment and on-site wiring required to provide local DSL services to our end-user customers, as well as to provide and maintain the local DSL line. In general, these carriers may terminate the service they provide to us with little or no notice. These carriers might not continue to provide us with acceptable local DSL services for our customers on the scale, at the price levels and within the time frames we require, or at all. If we are unable to obtain acceptable DSL services from these wholesale carriers or they terminate the service they provide us, we may be required to install our own equipment in a central office and provide and install new equipment for our customers, or arrange for another wholesale carrier to do so. Obtaining space and provisioning equipment in a new central office is a lengthy and costly process. We cannot assure you that we, or another carrier with whom we work, would be able to obtain the space required in a central office on a cost effective basis, if at all, or that we could provide DSL services to such customers on a timely basis. Our failure to install and provide services to customers on a timely basis, or the disruption in the services provided to our customers, would likely result in the loss of many, if not all, of the customers in the affected locations, and could result in claims brought by these customers against us. This could have a material adverse effect on our competitive position, business, results of operations, financial position and prospects.

        Certain wholesale DSL providers with whom we work offer services that compete with ours, or have other customers whose services compete with ours. Such competing interests may affect the ability or willingness of these providers to provide us with acceptable services on acceptable terms. In addition, certain of these providers are relatively young companies that are facing substantial operational and financial challenges. Covad Communications Group, which had filed a pre-negotiated plan of reorganization and voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code, emerged from bankruptcy in December 2001. Nonetheless, there can be no assurances that Covad will be successful in managing its operations and business plans. The operational success and abilities of these carriers to operate their businesses could materially affect our business. The failure of any of these companies could cause us to lose customers and revenue, expose us to claims and otherwise have a material adverse effect on our competitive position, business, results of operations, financial position and prospects.

        We depend on the availability of fiber optic transmission facilities from third parties to connect our equipment within and between metropolitan areas. If these facilities are unavailable, we may not have alternative means immediately available to connect our DSL equipment in different locations. These fiber optic carriers include long distance carriers, traditional telephone companies like Verizon and other competitive telecommunications companies. Many of these entities are, or may become, our DSL competitors. We may be unable to negotiate or renew favorable supply agreements. We depend on the timeliness of fiber optic carriers to process our orders for customers who seek to use our services. We have in the past experienced supply problems with some of our fiber optic suppliers, and they may not be able to meet our needs on a timely basis in the future.

        We also purchase our equipment from many vendors, including Lucent and Cisco. We outsource a significant percentage of installation and field service to third parties. Because we depend on third parties, we do not have guaranteed capacity nor do we fully control delivery schedules, quality assurance, production yields and costs. If any significant installer or field service provider interrupts its service to us or fails to perform to required specifications, or if any of our vendors reduces or interrupts its supply, this interruption or reduction would force us to seek alternative vendors and providers, which could disrupt our business. Our suppliers may be unable to manufacture and deliver the amount or quality of equipment we order, or the available supply may be insufficient to meet our demand. Currently, the DSL modem and other equipment we use for a single connection over a copper telephone line must come from the same vendor since there are no existing interoperability standards for the equipment used in our higher speed services. If our competitors enter into exclusive or restrictive arrangements with our suppliers or licensors, then these events may materially and adversely affect the availability and pricing of the equipment we purchase and the technology we license.

  Our success depends on the continuity of our interconnection agreements.

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

        Interconnection agreements are also subject to state telecommunications regulatory, FCC and judicial oversight. These governmental bodies may modify the terms or prices of our interconnection agreements in ways that adversely affect our business, prospects, financial condition and results of operations. See "Item 1—Relationship with Verizon" and "Item 1—Government Regulation."

  The future market for our shares may be illiquid, which could prevent you from selling our stock.

        On July 27, 2001, our shares of common stock were delisted from the NASDAQ Stock Market and began trading on the OTCBB after we received notification from NASDAQ on July 20, 2001 that we were no longer in compliance with NASDAQ rules that require companies to maintain a minimum bid price of $1 for 30 consecutive trading days and $4 million in net tangible assets. As a result of our delisting, we cannot assure you that the market for our common stock will be liquid, meaning that there are a large number of transactions in the stock. Many shares listed on the OTCBB trade only sporadically and then in small denominations. If the trading market for our stock is inactive, the market may not efficiently value our stock and it may not be possible for you to sell our stock at the time you desire or for the price at which the most recent transactions occurred. As a result, you may not be able to sell our common stock on favorable terms or at all. Additionally, our common stock may not remain quoted on the OTCBB.

  Our stock price may fluctuate significantly, depending on various factors, including future operating results.

        The price at which our common stock trades depends upon many factors, including the volume of the trading market for our common stock our historical and anticipated quarterly and annual operating results, variations between our actual results and securities analyst and investor expectations, announcements by us or others and developments affecting our business, securities analyst and investor perceptions of our company and comparable public companies, changes in our industry and general market and economic conditions. Some of these factors are beyond our control. As a result, our operating results in one or more future periods could fail to meet or exceed the expectations of securities analysts or investors. If this happens, the trading price of our common stock would likely decline.

  Future sales of our common stock in the public market could depress our stock price.

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

  We may be adversely affected by future difficulty in accessing capital markets.

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

        We believe that current capital market conditions, particularly for our industry, our delisting from the NASDAQ (see Item 5—Stock Data), the significant reduction in our stock price, and the relatively low value the market has placed on our equity will significantly reduce our ability to obtain additional financing on reasonable terms or at all.

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

        We have no commitments for any future debt, equity or other financing (other than vendor financing) and there can be no assurance that we will be able to obtain additional financing in the future from either debt or equity financings, bank loans, collaborative arrangements or other sources on terms acceptable to us, or at all. Any additional equity financing may be dilutive to our stockholders.

  If we are not successful in raising additional capital, we may have to drastically alter our business plan or liquidate.

        Although our northeast and Mid-Atlantic network is substantially complete, our business plan contemplates additional required funding to offset negative cash flow resulting primarily from ongoing operating losses and the repayment of existing capital lease and other obligations.

        If, as a result of existing market conditions or other factors, we fail or are unable to raise sufficient capital, we may have to drastically alter our business plan so as to conserve cash, or sell all or a portion of our assets, possibly pursuant to a liquidation proceeding in bankruptcy court, or both.

  Our services are subject to uncertain government regulations.

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

        Telecommunication service providers also pay a variety of surcharges and fees on their gross revenue from interstate and intrastate services. The surcharges and fees we currently are required to pay may increase due to periodic revisions of the applicable surcharges by federal and state regulators. A finding that we misjudged the applicability of the surcharges and fees could increase our payment obligations and have a material adverse effect on our business, prospects, financial condition and results of operations. See "Item 1—Business—Government Regulation."

  If we are unable to hire and retain our key personnel, our business will suffer.

        We depend on our ability to retain and motivate high quality personnel, especially our management. Our success depends on Jonathan P. Aust, our Chairman and Chief Executive Officer, and our other executive officers and key employees. Members of our senior management team have changed, and in some cases have worked together for only a short period of time. Moreover, we do not have "key person" life insurance policies on any of our employees. Although we have employment agreements with certain members of the senior management team, these agreements can be terminated by the employees on thirty days' notice. Each of our other employees may terminate his or her employment with us at any time. Our future success depends on our continuing ability to identify, hire, train and retain highly qualified technical, sales, marketing and customer service personnel. If we are unable to recruit qualified personnel in a timely manner or to retain our employees, we will not be able to execute our business plan. The reductions in workforce that we made in 2000 and 2001, and the competitive nature of our industry, may make it difficult to hire qualified personnel on a timely basis and to retain our employees.

  A system failure could cause delays or interruptions of service to our customers.

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

  A breach of our network security could cause delays or interruptions of service to our customers.

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

  Our intellectual property protection may be inadequate to protect our proprietary rights and we may be subject to infringement claims that could materially adversely affect our business.

        The steps we have taken may be inadequate to protect our technology or other intellectual property. Our inability to protect our proprietary rights could have a material adverse effect on our business, prospects, financial condition and results of operations. We currently have no patents or patent applications pending. We also rely on unpatented trade secrets and know-how to maintain our competitive position. We seek to protect this information by confidentiality agreements with employees, consultants and others. These agreements may be breached or terminated, leaving us with inadequate remedies. Our competitors may learn or discover our trade secrets. Our competitors may independently develop technologies that are substantially equivalent or superior to ours. Third parties, including our competitors, may assert infringement claims against us and, in the event of an unfavorable ruling on any claim, we may be unable to obtain a license or similar agreement to use technology we need to conduct our business.

  Our principal stockholders and management own a significant percentage of our company and may exercise significant influence over our company, which could have a material and adverse effect on the market price of our common stock.

        Our executive officers, directors and principal stockholders together beneficially own approximately 75% of our common stock (not including stock options or convertible preferred stock) as of December 31, 2001. These stockholders may determine the composition of our board of directors, approve all matters requiring stockholder approval including any merger and exercise significant influence over our affairs. This concentration of ownership could delay or prevent a change in our control or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the market price of our common stock.

  Our certificate of incorporation and bylaws contain provisions that could delay or prevent a change in control and therefore could hurt our stockholders.

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

  Continuing economic downturn or volatility could adversely affect demand for our services.

        Until the middle part of 2000, the general health of the U.S. economy had been relatively strong and growing, a consequence of which has been increasing capital spending by growing companies to keep pace with rapid technological advances. Based on the poor general health of the U.S. economy, companies may seek to reduce expenses and reduce, in the near term, expenditures, such as those for our services. Concern about continuing economic decline could delay decisions among certain of our customers to roll out our services or could delay decisions by prospective customers to make initial evaluations of our services. Such delays could have a material adverse effect on our business, prospects, operating results and financial condition.

  Failure of our customers to pay their bills on a timely basis could adversely affect our cash flow.

        Our target customers consist of small-and-medium-sized businesses. We bill and collect numerous relatively small customer accounts. We may experience difficulty in collecting amounts due on a timely basis. Our failure to collect accounts receivable owed to us by our customers on a timely basis could have a material adverse effect on our business, financial condition and cash flow.

  We are exposed to various risks related to legal proceedings or claims.

        We have been, are currently, or in the future may be, involved in legal proceedings or claims regarding contracts and other matters. These legal proceedings and claims, whether with or without merit, could be time-consuming and expensive to defend, and divert management's attention and resources. There can be no assurance regarding the outcome of current or future legal proceedings or claims. If we are not able to resolve a claim, negotiate a settlement of the matter, obtain necessary licenses on commercially reasonable terms, and/or successfully prosecute or defend a position, our financial condition and results of operations could be materially and adversely affected. Our success is dependent in part upon the protection of our proprietary rights. Infringement upon our proprietary rights by a third party could result in uncompensated lost market and revenue opportunities for us. See "Item 3—Legal Proceedings."

  We may make acquisitions of technologies or businesses that may disrupt our business and be dilutive to our existing stockholders.

        We may consider acquisitions of businesses, assets, and technologies in the future on an opportunistic basis. Acquisitions of businesses and technologies involve numerous risks, including the diversion of management attention, difficulties in assimilating the acquired operations and customers, loss of key employees from the acquired company, and difficulties in transitioning key customer relationships. In addition, these acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time expenses and the creation of goodwill or other intangible assets that result in significant amortization expense. Any of these factors could materially harm our business or our operating results in a given period or could cause our stock price to decline.

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

Item 8. Financial Statements and Supplementary Data.

        Schedules not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Network Access Solutions Corporation

        In our opinion, the accompanying balance sheets and the related statements of operations and other comprehensive loss, changes in stockholders' (deficit) equity and cash flows, present fairly, in all material respects, the financial position of Network Access Solutions Corporation (the Company) at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 17 to the accompanying financial statements, the Company has restated its financial statements for the year ended December 31, 2000.

        The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has historically incurred recurring losses from operations, has a working capital deficit and will require additional capital to fund operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                      PRICEWATERHOUSECOOPERS LLP

McLean, Virginia
April 5, 2002

NETWORK ACCESS SOLUTIONS CORPORATION
BALANCE SHEETS
(In thousands, except share and per share data)

	As of December 31,
	2001	2000
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$10,623	$14,735
Short-term investments	6,036	53,081
Accounts receivable, net of allowance for doubtful accounts of $1,466 and $1,451 as of December 31, 2001 and 2000, respectively	5,661	5,901
Prepaid and other current assets	525	2,361
Inventory	299	456

Total current assets	23,144	76,534
Property and equipment, net of accumulated depreciation	40,193	90,456
Restricted cash	3,906	1,600
Other assets	939	1,581
Intangible assets, net of accumulated amortization	7,199	—

Total assets	$75,381	$170,171

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$19,776	$15,164
Accrued expenses	27,129	24,920
Current portion of capital lease obligations	15,052	14,076
Current portion of notes payable	4,351	532
Deferred revenue	2,046	14

Total current liabilities	68,354	54,706
Long-term portion of capital lease obligations	20,708	27,745
Long-term portion of notes payable	5,528	1,921
Long-term portion of deferred revenue	125	—

Total liabilities	94,715	84,372

Commitments and contingencies	—	—
Series B mandatorily redeemable preferred stock, $0.001 par value, 750,000 shares authorized, issued and outstanding as of December 31, 2001 and 2000, respectively (liquidation preference $84,551 and $79,301 as of December 31, 2001 and 2000, respectively)	84,541	79,238

Stockholders' (deficit) equity:
Common stock, $0.001 par value, 150,000,000 shares authorized, 62,243,452 and 59,573,474 shares issued and outstanding as of December 31, 2001 and 2000, respectively	62	60
Additional paid-in capital	189,958	208,916
Accumulated other comprehensive (loss) gain	(28)	157
Deferred compensation on stock options	(793)	(17,894)
Accumulated deficit	(291,120)	(182,776)
Less treasury stock, at cost, 8,632,897 and 8,567,369 shares as of December 31, 2001 and 2000, respectively	(1,954)	(1,902)

Total stockholders' (deficit) equity	(103,875)	6,561

Total liabilities, mandatorily redeemable preferred stock and stockholders' (deficit) equity	$75,381	$170,171

The accompanying notes are an integral part of these financial statements.

NETWORK ACCESS SOLUTIONS CORPORATION
STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	For the years ended December 31,
	2001	2000	1999
	(Restated)
Revenue:
Network services	$25,637	$10,703	$1,820
Product sales and consulting services	7,335	19,914	15,619

Total revenue	32,972	30,617	17,439

Operating expenses:
Network services costs (exclusive of depreciation and amortization presented below)	29,816	22,641	4,812
Product sales and consulting services costs (exclusive of depreciation and amortization presented below)	6,585	18,252	13,028
Selling, general and administrative	38,615	78,128	27,670
Amortization of deferred compensation on stock options	2,816	7,509	8,165
Depreciation and amortization	30,312	24,676	5,195
Restructuring	3,235	—	—
Impairment of long-lived assets	27,067	22,141	—

Total operating expenses	138,446	173,347	58,870

Loss from operations	(105,474)	(142,730)	(41,431)
Interest (expense) income, net	(2,870)	2,714	1,072
Follow-on offering costs	—	(574)	—

Loss before income taxes	(108,344)	(140,590)	(40,359)
Provision (benefit) for income taxes	—	50	(71)

Net loss	(108,344)	(140,640)	(40,288)
Preferred stock dividends and accretion	5,304	8,618	597

Net loss applicable to common stockholders	$(113,648)	$(149,258)	$(40,885)

Net loss per common share applicable to common stockholders (basic and diluted)	$(2.14)	$(3.18)	$(0.99)

Weighted average common shares outstanding (basic and diluted)	53,086,116	46,986,190	41,258,618

Comprehensive loss:
Net loss	$(108,344)	$(140,640)	$(40,288)
Other comprehensive loss:
Unrealized gain (loss) on short-term investments available for sale	(185)	209	(52)

Total comprehensive loss	$(108,529)	$(140,431)	$(40,340)

The accompanying notes are an integral part of these financial statements.

NETWORK ACCESS SOLUTIONS CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
For the years ended December 31, 2001, 2000 and 1999
(In thousands, except share data)

				Other Compre- hensive (Loss) Gain
	Common Stock				Deferred Compensation on Stock Options		Treasury Stock
			Additional Paid-in Capital			Retained Deficit
	Shares	Amount					Shares	Amount	Total
Balance, December 31, 1998	44,550,000	45	8,098	—	(3,463)	(1,848)	8,550,000	(1,900)	932
Sale of common stock, net of direct issuance costs of $1,846,100	7,500,000	7	81,846	—	—	—	—	—	81,853
Conversion of convertible notes payable	833,334	1	9,999	—	—	—	—	—	10,000
Conversion of preferred stock	416,667	1	5,000	—	—	—	—	—	5,001
Cancellation of preferred stock	—	—	1,238	—	—	—	—	—	1,238
Exercise of stock options	531,996	1	1,756	—	—	—	—	—	1,757
Accrual of preferred stock dividends	—	—	(340)	—	—	—	—	—	(340)
Accretion of preferred stock	—	—	(257)	—	—	—	—	—	(257)
Deferred compensation	—	—	23,092	—	(23,092)	—	—	—	—
Amortization of deferred compensation on stock options	—	—	—	—	8,165	—	—	—	8,165
Net unrealized loss on short-term investments available for sale	—	—	—	(52)	—	—	—	—	(52)
Net loss	—	—	—	—	—	(40,288)	—	—	(40,288)

Balance, December 31, 1999	53,831,997	55	130,432	(52)	(18,390)	(42,136)	8,550,000	(1,900)	68,009
Purchase of treasury stock, at cost	—	—	—	—	—	—	17,369	(2)	(2)
Conversion of preferred stock into common stock	2,554,375	2	79,169	—	—	—	—	—	79,171
Exercise of stock options	3,187,102	3	920	—	—	—	—	—	923
Accrual of preferred stock dividends	—	—	(8,472)	—	—	—	—	—	(8,472)
Accretion of preferred stock	—	—	(146)	—	—	—	—	—	(146)
Deferred compensation	—	—	7,013	—	(7,013)	—	—	—	—
Amortization of deferred Compensation on stock options	—	—	—	—	7,509	—	—	—	7,509
Net unrealized gain on short-term investments available for sale	—	—	—	209	—	—	—	—	209
Net loss	—	—	—	—	—	(140,640)	—	—	(140,640)

Balance, December 31, 2000	59,573,474	60	208,916	157	(17,894)	(182,776)	8,567,369	(1,902)	6,561
Purchase of treasury stock, at cost	—	—	—	—	—	—	65,528	(52)	(52)
Exercise of stock options	2,508,200	2	221	—	—	—	—	—	223
Issuance of common stock, ESPP	161,778	—	72	—	—	—	—	—	72
Accrual of preferred stock dividends	—	—	(5,250)	—	—	—	—	—	(5,250)
Accretion of preferred stock	—	—	(54)	—	—	—	—	—	(54)
Issuance of stock warrant	—	—	338	—	—	—	—	—	338
Deferred compensation	—	—	(14,285)	—	14,285	—	—	—	—
Amortization of deferred compensation on stock options	—	—	—	—	2,816	—	—	—	2,816
Net unrealized loss on short-term investments available for sale	—	—	—	(185)	—	—	—	—	(185)
Net loss	—	—	—	—	—	(108,344)	—	—	(108,344)

Balance, December 31, 2001	62,243,452	$62	$189,958	$(28)	$(793)	$(291,120)	8,632,897	$(1,954)	$(103,875)

The accompanying notes are an integral part of these financial statements.

NETWORK ACCESS SOLUTIONS CORPORATION
STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2001	2000	1999
	(Restated)
Cash flows from operating activities:
Net loss	$(108,344)	$(140,640)	$(40,288)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	30,312	24,676	5,195
Loss on sale of assets	201	—	—
Interest expense related to stock warrant	338	—	—
Impairment of long-lived assets	27,067	22,141	—
Restructuring and other non-cash items	488	—	—
Provision for doubtful accounts receivable	855	1,325	324
Amortization of deferred compensation on stock options	2,816	7,509	8,165
Net changes in assets and liabilities net of the effects of CapuNet and Ardent asset acquisitions:
Accounts receivable	(1,860)	(3,969)	(1,775)
Inventory	(271)	(15)	(381)
Prepaid and other current assets	1,480	447	(529)
Other assets	642	(1,067)	(107)
Accounts payable	3,896	4,671	6,153
Accrued expenses	7,273	7,527	3,349
Deferred compensation liability	—	(167)	(333)
Deferred revenue	1,897	(29)	43

Net cash used in operating activities	(33,210)	(77,591)	(20,184)

Cash flows from investing activities:
Sales (purchases) of short-term investments	46,860	(28,296)	(24,628)
Expenditures for network under development	—	(16,563)	(28,384)
Proceeds from sale of assets	93	—	—
Purchases of property and equipment	(11,360)	(21,954)	(6,823)
Acquisition of assets from CapuNet	(200)	—	—
Acquisition of assets from Ardent	(5,317)	—	—
Increase in restricted cash	(2,306)	—	(1,600)

Net cash provided by (used in) investing services	27,770	(66,813)	(61,435)

Cash flows from financing activities:
Borrowings on notes payable	5,000	—	12,000
Borrowings on sale/leaseback	—	5,503	530
Repayments of notes payable	(372)	(479)	(68)
Principal payments on capital leases	(3,543)	(14,323)	(1,673)
Issuance of common stock related to ESPP	72	—	83,700
Issuance of redeemable preferred stock	—	150,000	—
Issuance costs related to common and preferred stock offerings	—	(209)	(1,905)
Issuance costs related to follow-on offering	—	(514)	—
Exercise of stock options	223	923	1,757
Treasury stock acquired	(52)	(2)	—

Net cash provided by financing activities	1,328	140,899	94,341

Net (decrease) increase in cash and cash equivalents	(4,112)	(3,505)	12,722
Cash and cash equivalents at the beginning of the period	14,735	18,240	5,518

Cash and cash equivalents at the end of the period	$10,623	$14,735	$18,240

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,509	$3,654	$1,027
Non-cash investing and financing activities:
Capital leases	1,950	29,759	20,511
Preferred stock dividends and accretion	5,304	8,618	597
Expenditures for offering costs included in accounts payable	—	—	200
Expenditures for network included in accounts payable	—	1,125	1,895
Purchases of property and equipment included in accounts payable	—	3,042	—
Expenditures for property and equipment included in accrued expenses	10,083	13,227	—
Issuance of note payable in satisfaction of accounts payable	446	—	—
Issuance of note payable related to Ardent acquisition	1,700	—	—
Conversion of notes payable into common stock	—	—	10,000
Conversion of redeemable preferred stock into common stock	—	79,169	6,239

The accompanying notes are an integral part of these financial statements.

NETWORK ACCESS SOLUTIONS CORPORATION
NOTES TO FINANCIAL STATEMENTS
(In thousands, except share data)

1.    Business

  The Company

        Network Access Solutions Corporation, or the Company, was originally incorporated in the Commonwealth of Virginia on December 19, 1994. On August 3, 1998, the Company reincorporated in the State of Delaware. The Company, which is a provider of high-speed data communications services and related applications, provides network services, telecommunications products and equipment and consulting services to business customers. Through its CopperNet branded service, the Company offers its customers high-speed, continuous connectivity using Digital Subscriber Line (DSL) technology. The Company provides metropolitan area and wide area network services, manages and monitors its customers' networks, sells telecommunications equipment, designs networks for its customers, installs the equipment and provides related services. The Company currently offers its DSL-based networking solutions in the following nine cities and their surrounding markets: Baltimore, Boston, New York, Norfolk, Philadelphia, Pittsburgh, Richmond, Washington, D.C., and Wilmington.

  Financing

        As described in Notes 7 & 9, 2001 was a year with significant restructuring activity for the purpose of preserving cash and bringing operating costs in line with revenue. The Company has taken actions to significantly reduce operating, selling, general and administrative expenses and capital expenditures. The Company currently expects minimal expenditures for capital equipment in 2002 and expects continued reductions in the size of operating losses, net losses and net operating cash outflows as it continues to see the benefits from the cost reduction actions completed in 2001. The Company's business plan contemplates additional required funding to offset negative cash flow resulting primarily from ongoing operating losses and the repayment of existing capital lease and other obligations. The Company is attempting to obtain additional equity or debt funding and is evaluating other strategic alternatives as well. Such debt, equity and other strategic options may involve significant potential dilution to common stockholders. There can be no assurance that such additional funding will be available on terms attractive to the Company, or at all. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

        The Company provides network services, including DSL-based services, under monthly and fixed rate service contracts. Revenue on monthly contracts is recognized when services are performed, net of anticipated billing adjustments. Revenue on fixed rate service contracts is recognized as costs are incurred over the related contract period. Payments received in advance of providing services are recorded as deferred revenue until the period in which such services are provided. Revenue related to installation and activation fees is deferred and amortized over the estimated customer life. All direct incremental costs for installation and activation are deferred up to the amount of deferred revenue and are amortized over the estimated customer life. Any excess cost over the amount of deferred revenue is expensed. Such revenue historically has not significantly exceeded the direct costs. In certain situations, the Company will waive non-recurring installation and activation fees in order to obtain a sale.

  Concentration of Credit Risk

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents are held in a money market account at a national financial institution. Short-term investments consist of marketable securities, which are principally composed of debt securities with corporations and foreign governments. The Company has not recognized any losses on its cash and cash equivalents.

        The Company grants uncollateralized credit in the form of accounts receivable to its customers. As of December 31, 2001, no single customer represented greater than 10% of accounts receivable or revenue. As of December 31, 2000, SEI Investments and Quest Diagnostics comprised 12% and 13% of accounts receivable, respectively.

  Cash and Cash Equivalents

        The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

  Short-term Investments

        The Company's short-term investments consist of marketable securities that include bonds with maturities of less than two years. The marketable securities are classified as "available for sale" since management intends to hold the investments for an indefinite period and may sell the investments prior to their maturity. The investments are carried at fair value based generally on quoted market prices. Gains and losses are determined based on the specific identification method. The net unrealized gains and losses are reported as a component of accumulated comprehensive income (loss) in stockholders' (deficit) equity. Available-for-sale marketable securities that are reasonably expected by management to be sold within one year from the balance sheet date are classified as current assets.

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

  Impairment of Long-Lived Assets

        The Company periodically evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. This valuation consists of a comparison of the carrying value of the assets with the assets' expected future cash flow undiscounted and without interest costs. If the carrying value of an asset exceeds the expected future cash flows, an impairment exists. An impairment loss is measured by the amount by which the carrying value of the asset exceeds fair value measured by the value of future discounted cash flows, using a discount rate commensurate with the risks involved, quoted market prices in an active market, if available, option pricing models, appraisals and fundamental analysis.

  Advertising Costs

        Advertising costs are expensed as they are incurred. Advertising expenses for the years ended December 31, 2001 and 2000 were $320 and $569 respectively.

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

  Fair Value Information

        The Company believes the carrying amount of its financial instruments, which include cash and cash equivalents, short-term investments, accounts payable, capital lease obligations and notes payable, approximate fair value.

  Net Loss Per Share

        The Company presents basic and diluted net loss per share. Basic net loss per share is computed based on the weighted average number of outstanding shares of common stock. Diluted net loss per share adjusts the weighted average for the potential dilution that could occur if stock options, warrants or other convertible securities were exercised or converted into common stock. Diluted loss per share for the years ended December 31, 2001, 2000 and 1999, are the same as basic loss per share because the effects of such items were anti-dilutive.

  Stock-Based Compensation

        The Company measures compensation expense for its employee stock-based compensation using the intrinsic value method and provides pro forma disclosures of net loss as if the fair value method had been applied in measuring compensation expense. Under the intrinsic value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period.

  Segment Reporting

        The Company has determined its reportable segments based on the Company's method of internal reporting, which disaggregates its business by product category. The Company's reportable segments are product sales and consulting services and network services. The product sales segment provides sales of selected equipment from manufacturing partners. Engineers select product solutions based upon customized network designs to improve the customers' operations and network efficiencies. The consulting services segment provides nonrecurring service activation and installation, network integration, on site network management, network security consulting and professional services. In addition, the consulting services segment provides maintenance and installation of equipment, some of which may be provided through third party providers under contract. The network services segment provides local, metropolitan and wide area data communications services to customers. This segment also provides a wide variety of other services to customers, including remote network management and monitoring, network security, virtual private networks, e-commerce and CopperNet, the Company's high-speed, continuously connected DSL access to telecommunications networks. The Company's business is currently conducted principally in the Northeast and Mid-Atlantic region of the United States. There are no foreign operations.

  Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method of accounting. In addition, SFAS No. 141 establishes criteria for the recognition of intangible assets separately from goodwill. Effective July 1, 2001, the Company adopted SFAS No.141, and the adoption did not have a material effect on the Company's financial statements.

        In July 2001, the FASB issued SFAS No.142, Goodwill and Other Intangible Assets, which addresses how intangible assets that are acquired individually or in a group of other assets (but not those purchased in a business combination) are accounted for upon acquisition. Under SFAS No. 142, goodwill and indefinite lived intangible assets will no longer be amortized, but rather will be tested for impairment at least annually. In addition, the amortization period of intangible assets with finite lives will no longer be limited to 40 years. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, which for the Company means the standard will be adopted on January 1, 2002. At the present time, the Company does not expect that the adoption of SFAS No. 142 will have a material effect on the Company's results of operations, financial position, or cash flows.

        In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company is required to adopt SFAS No. 143 on January 1, 2003, and does not believe the adoption of SFAS No. 143 will have a material effect on the Company's results of operations, financial position or cash flows.

        In August 2001, the FASB issued SFAS No. 144,  Accounting for the Impairment or Disposal of Long-Lived Assets. The objectives of SFAS No. 144 are to address significant issues relating to the implementation of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and to develop a single accounting model based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, which for the Company means the standard will be adopted on January 1, 2002. At the present time, the Company does not expect that the adoption of SFAS No. 144 will have a material effect on the Company's results of operations, financial position, or cash flows.

        In April 2001, the FASB's Emerging Issues Task Force (EITF) reached a consensus regarding the provision in EITF Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, dealing with consideration from a vendor to a reseller under cooperative advertising and other arrangements. This provision of EITF Issue No. 00-25 states that consideration from a vendor to a reseller of the vendor's products or services is presumed to be a reduction of the selling price of the vendor's products or services, unless the vendor (i) receives an identifiable benefit in return for the consideration and (ii) can reasonably estimate the fair value of the benefit received. If the amount of consideration paid by the vendor exceeds the estimated fair value of the benefit received, the excess amount is to be recorded by the vendor as a reduction of revenues. The Company is required to adopt this provision of EITF Issue No. 00-25 on January 1, 2002, and is currently assessing the impact of the guidance on its financial statements.

        In February 2002, the EITF released Issue No. 01-09,  Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products. The Company intends to apply the consensuses of EITF Issue No. 01-09 as of January 1, 2002. This issue addresses the income statement classification, recognition and measurement for consideration given by a vendor to a customer including both resellers and end customers. The Company is required to adopt the consensuses of EITF Issue No. 01-09 as of January 1, 2002, and is currently assessing the impact of the guidance on its financial statements.

3.    Restricted Cash

        At December 31, 2001, restricted cash of $3,906 was comprised of a letter of credit for $3,208, which the Company was required to issue in connection with the Ardent acquisition. The $3,208 represents approximately two months of service charges for network services provided by Covad as a result of the Ardent acquisition. The Covad letter of credit decreases quarterly to $2,800 on February 28, 2002, $2,400 on May 31, 2002 and $2,000 on August 31, 2002 based on the Company's satisfactory compliance with payment schedule to Covad.

The remaining balance of restricted cash of $698 represents the balance on a letter of credit that collateralizes the Company's operating lease commitment for its headquarters in Herndon, Virginia. At December 31, 2000, restricted cash of $1,600 was comprised of a letter of credit to collateralize the Company's operating lease commitments for its headquarters in Herndon, Virginia. In May 2001, the Company stopped making payments on its operating lease for its headquarters. As a result, the lessor of the Company's headquarters withdrew $902 from this letter of credit.

4.    Short-term Investments

        As of December 31, 2001 and 2000, the Company had invested in marketable securities with original maturity dates exceeding ninety days. These marketable securities, which principally consist of debt securities with corporations and foreign governments, are due in one year or less and are considered "available for sale" and, as such, are stated at fair value. The carrying value of these marketable securities was $6,036 and $53,081 at December 31, 2001 and 2000, respectively. Given the decrease in interest rates from the purchase date of these securities the Company has recorded an unrealized loss of $185 and unrealized gain of $209 for the years ended December 31, 2001 and 2000, respectively. These net unrealized gains and losses are reported as a part of accumulated other comprehensive loss. Realized gains and losses from the sale of marketable securities are based on the specific identification method. There were no gross realized gains or gross realized losses on sales of available for sale securities for the years ended December 31, 2001, 2000 and 1999.

5.    Accounts Receivable

        Accounts receivable at December 31 are as follows:

	As of December 31,
	2001	2000
Accounts receivable	$6,985	$5,842
Unbilled revenue	142	1,510
Allowance for doubtful accounts	(1,466)	(1,451)

	$5,661	$5,901

        The provision for bad debt expense was $855, $1,325 and $324 for the years ended December 31, 2001, 2000 and 1999, respectively.

6.    Acquisitions

  CapuNet

        On August 31, 2001, the Company acquired selected assets and assumed certain liabilities of CapuNet, LLC (CapuNet), a Maryland limited liability company located in Rockville, Maryland. CapuNet is a provider of broadband services to business customers in the Company's existing territory. Because of the acquisition, the Company expects to increase annual revenues. The aggregate purchase price was $1,140 including $940 in assumed liabilities and $200 in transaction costs.

        The following table summarizes the estimated fair values, based on an independent third-party appraisal, of the assets acquired and the consideration at the date of acquisition:

Assets acquired:
Property and equipment	$275
Intangible assets comprised of customer lists and contracts	865

Total assets acquired	$1,140

Consideration:
Accounts payable	$(679)
Accrued expenses and other liabilities	(23)
Deferred income	(260)
Current lease liabilities	(178)

Total transaction costs and liabilities assumed	$(1,140)

  Ardent

        On November 19, 2001, the Company acquired selected assets of Ardent, Inc. (Ardent), a Virginia Corporation located in Arlington, Virginia. Ardent is a provider of broadband services to business customers nationwide. The aggregate purchase price was $7,017, including $4,700 in assumed liabilities, $2,000 cash paid to the seller and $317 paid for transaction costs. Included in the $4,700 of assumed liabilities is $3,000 that was paid to a vendor immediately upon the close date of this transaction. The Company signed a promissory note with the vendor for the remaining $1,700 (See Note 10).

Assets acquired:
Intangible assets comprised of customer lists and contracts	$7,017

Consideration:
Cash paid	(2,317)
Accounts payable	(4,700)

Total cash paid and liabilities assumed	$(7,017)

        Intangible assets acquired in the CapuNet and Ardent transactions, which comprised of customer lists and contracts, are amortized on a straight-line basis over their estimated useful life which approximates 36 months. As of December 31, 2001, the accumulated amortization related to these intangible assets was $683.

7.    Property and Equipment

        Property and equipment consists of the following:

	As of December 31,
	2001	2000
Network placed in service	$80,578	$78,884
Network development in process	—	7,178
Office and computer equipment and software	10,391	29,286
Furniture and fixtures	1,351	5,122
Less accumulated depreciation	(52,127)	(30,014)

Property and equipment, net	$40,193	$90,456

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

        As of December 31, 2001 and 2000, the recorded cost of the equipment under capital leases, consisting primarily of network equipment, was $41,576 and $52,698, respectively. Accumulated amortization for this equipment under capital leases was $27,481 and $18,205 as of December 31, 2001 and 2000, respectively.

        The Company capitalized costs associated with the design and implementation of the Company's systems including internally and externally developed software. As of December 31, 2001 and 2000, the recorded cost of software and software-in development was $1,821 and $15,741, respectively.

        In May 2001, the Company implemented a restructuring plan to reduce expenses and streamline operations to achieve profitability which resulted in the impairment of certain long-lived assets. Management identified assets in three long-lived asset categories that were impaired: network placed in service, office and computer equipment and software, and furniture and fixtures. The network placed in service assets were network collocation facilities that were specifically identified as part of the restructuring plan. Based on an undiscounted cash flow analysis on a central office by central office basis, the Company determined the 205 abandoned facilities had no value to the Company's future operations and there could be no assurance the Company could anticipate cash flows from their future disposition. Therefore, the Company determined the entire net book value of the abandoned central office collocation facilities, in the amount of $10,233, was impaired. The network equipment located in these facilities was also evaluated for impairment. The majority of the network equipment was removed and re-deployed to other facilities. An impairment charge, in the amount of $1,647, was recorded for the network equipment that was not being re-deployed.

        In connection with the abandonment of the network placed in service, certain internally and externally developed software under development was also identified and evaluated for impairment. The software applications related to a program to upgrade the Company's operating support systems. As a result of the restructuring plan, management determined the upgraded systems were not required for the reduced number of personnel and network collocation facilities. Consequently, implementation of the upgrades was not completed and the Company reverted to legacy systems. Software applications related to the upgrade were specifically identified, and the net book value, in the amount of $9,969, was recorded as an impairment charge.

        In connection with the closing of all outside sales offices and the consolidation of space at the Company's headquarters, the Company evaluated its computer equipment, furniture and fixtures, and leasehold improvements for impairment. Certain of these assets will not be used for future operations were either sold at a loss or otherwise disposed. The remaining net book value of these assets, in the amount of $1,304, $785, and $915, respectively, were recorded as an impairment charge.

        In November 2001, the Company completed an additional restructuring by terminating an additional 95 employees and impairing certain assets, mainly office and computer equipment and furniture and fixtures, located at its corporate headquarters. The Company recorded an impairment charge of $1,259 and $955, respectively, based on the difference between the net carrying value and the related salvage value of these assets no longer being used by the Company.

        A summary of all impairment charges for the year ended December 31, 2001 is as follows:

Network place in service	$11,880
Office and computer equipment and software	12,532
Furniture and fixtures and leasehold improvements	2,655

Total	$27,067

        As of December 31, 2000, network development in process is net of a reduction of assets of $23,700, which consists of an impairment of long-lived assets of $22,141 and the sale of $1,600 of assets to SBC. The impairment of long-lived assets resulted from the Company discontinuing its expansion into the southeastern and western United States. The Company does not expect that future undiscounted cash flows from its interests in the 397 central offices located primarily in the southeastern and western United States will be sufficient to recover the costs incurred to procure these interests. Therefore, the Company has recorded an impairment loss of $22,141 (see Note 17).

8.    Accrued Expenses

        Accrued expenses consisted of the following at December 31,

	2001	2000
Accrued telecom costs for network services	$10,361	$2,527
Accrued co-location costs	10,216	10,605
Accrued software implementation	—	3,607
Accrued other	6,552	8,181

Total	$27,129	$24,920

        Accrued telecom costs are comprised of monthly service fees for each copper line, rent and power for each collocation arrangement, access fees and monthly backbone charges for the fiber optic network paid to competitive or traditional telephone companies. These costs also include data connections, engineering supplies, installation and other utility costs related to the network operations.

        Accrued co-location costs are comprised of an estimate for fees that may be required to be paid to the incumbent local exchange carriers for build out of the co-location facilities that were forfeited pursuant to the SBC agreements dated December 22, 2000, as amended on February 28, 2001 (See Note 13).

        Accrued software implementation related to the Company's conversion of its old general ledger software, SBT, to Oracle, upgrade of the Daleen Billplex billing and a customized order processing system. The conversion was completed during the first quarter of 2001.

        Accrued other consists primarily of property taxes, interest, employee benefits, and restructuring.

9.    Restructuring

        In May 2001, the Company implemented a restructuring plan to reduce expenses and streamline operations to achieve profitability. The plan included the elimination of 140 employees, or 34% of the work force, and closure of all outside sales offices. The employee groups terminated included all functional areas within the Company. The employees received two weeks of severance and one week of additional severance for each completed year of service. These severance costs were paid during the second and third quarters of 2001.

        On November 16, 2001, in a second restructuring of our work force, the Company eliminated an additional 95 positions. The employee groups terminated included several functional areas within the Company, but included a significant reduction in our sales force as the Company looked to focus on its existing customers and the integration and consolidation of acquired DSL customers.

        Total restructuring charges for the year ended December 31, 2001 were $3,235, comprised of $1,161 for employee terminations, $1,446 for lease terminations, and $628 for other related costs. These amounts are classified as restructuring on the statement of operations. As of December 31, 2001, the remaining restructuring liability is $1,352, and will be paid in early 2002.

10.    Notes Payable

        Line of credit and notes payable consist of the following at December 31:

	2001	2000
Ascend line of credit	$2,321	$2,453
SBC note payable	5,501	—
Covad note payable	1,509	—
GE IT note payable	446	—
Interconnx note payable	102	—

Total	$9,879	$2,453
Less: current portion	(4,351)	(532)

Total	$5,528	$1,921

        On October 16, 1998, the Company entered into a $10,000 line of credit agreement and a $30,000 equipment financing agreement with Ascend Communications, Inc. (Ascend). The line of credit required annual interest at 8.25% subject to adjustment.

        On May 4, 1999, the Company amended its financing agreement with Ascend. The amendment reduced the line of credit from $10,000 to $5,000. In April 2001, the Company defaulted under this line of credit agreement, which resulted in an increase in the interest rate from 8.25% to 10.25%.

        On September 28, 2001, the Company received a notice of acceleration from Lucent Technologies (Lucent), which acquired Ascend. Lucent demanded payment of principal ($2,321) and interest which aggregated $2,469 related to the Ascend line of credit. The Company has classified the principle and interest as current liabilities at December 31, 2001. On October 4, 2001 the Company filed a Demand of Arbitration with the American Arbitration Association concerning various claims with Ascend / Lucent, Purchase and Sale Agreement (Lucent agreement). The demand asserts breach of contract for failure to place equipment purchases on capital leases as required by the Lucent agreement. In addition, the demand asserts breach of contract for failure to provide equipment that materially conforms to the specifications in the Lucent agreement. Finally, the demand asserts breach of contract for failure to correct accounts receivable records on credits and returns, and requests accounting for certain invoices. The Company requested to be relieved of its obligations under the Lucent agreement, including accounts payable of $785 and the line of credit and accrued interest of $2,469 and other related damages to be proven in the arbitration. The arbitration proceedings are in discovery. There can be no assurance the Company will be successful in these proceedings.

        In connection with the December 22, 2000 agreement, as amended on February 28, 2001, signed with SBC, the Company entered into a senior note for $5,000 to finance a portion of any potential obligation the Company might incur with the Incumbent Local Exchange Carriers related to the lease interests in central office collocation facilities. The senior note is due on December 20, 2003 and carries an interest rate of 4.0% per year over the Federal Reserve Fund Prime Rate, which was 9.5% on the date that the agreement was entered into. As of December 31, 2001, the Company had $5,501 in principal and interest outstanding under the senior note.

        In connection with the Ardent acquisition on November 19, 2001, the Company signed a promissory note for $1,700 with Covad, with principal and interest to be paid in nine monthly installments of $196 each, due and payable on the first day of each calendar month thereafter, provided however the last payment will be reduced to $133 if the Company has timely paid all monthly installments. The note carries an interest rate of 10% per year. As of December 31, 2001, the Company had $1,509 outstanding related to this note.

        On December 21, 2001, the Company issued a promissory note for $446 to General Electric Capital Information Technology Solutions, Inc. (GE IT) in order to settle past due accounts payable owed by the Company to GE IT. The promissory note bears interest at 14% per year and is repayable in twelve monthly installments of approximately $40 starting in January 2002.

        On April 13, 2001, pursuant to the settlement of its litigation with InterConnx, Inc., the Company issued a promissory note in the principal amount of $150. The note bears interest at 9% per year and is payable in twenty-four monthly installments of approximately $7 beginning in May 2001. As of December 31, 2001, $102 was outstanding related to this promissory note.

        On January 4, 2002, the Company issued a promissory note for $755 to MetaSolv Software, Inc. in order to settle past due accounts payable. The promissory note bears interest at 18% per year and is payable in thirteen monthly installments of approximately $10 beginning in January 2002, and a final payment of $625 at the end of the term.

        The line of credit and notes payable as of December 31, 2001 are due and payable in 2002 and 2003, respectively, as follows: $4,351 and $5,528.

11.    Commitments and Contingencies

        The Company implemented a restructuring plan in May 2001. As part of this plan, the Company stopped paying rent and lease payments as of May 31, 2001. Since this date, the Company has been renegotiating most rent and capital lease obligations with its landlords and lessors. Various landlords and lessors have filed default notices and notices of acceleration with the Company. There can be no assurance the Company will successfully renegotiate its rent and capital lease obligations. Included below is the status of these negotiations.

  Operating Leases

        The Company leases or subleases office space in Maryland, Massachusetts, New York, Pennsylvania and Virginia and collocation space in central offices under the terms of the interconnection agreements with Verizon and other vendors. The Company has outstanding a letter of credit with respect to its headquarters in Herndon, Virginia (See Note 3).

        The Company is currently in arbitration proceedings with respect to the branch office it closed in Malvern, Pennsylvania, and is defendant in legal proceedings with respect to the branch offices closed in Woburn, Massachusetts, and in New York, New York. In addition, as of December 31, 2001, the Company was a defendant in a case filed related to its headquarters in Herndon, Virginia. On February 14, 2002, the Company and the lessor entered into a settlement agreement and an amended lease, whereby the square footage under rent for the Company's headquarters was reduced.

        Commitments for minimum rental payments under noncancelable operating leases and subleases at December 31, 2001 are as follows:

Year ending December 31,	Amount
2002	$748
2003	894
2004	842
2005	850
2006	875
Thereafter	1,971

Total minimum rental payments	$6,180

        Rent expense for the years ended December 31, 2001, 2000 and 1999 was $2,995, $5,600 and $1,580, respectively.

  Capital Leases

        On October 23, 2001, the Company entered into forbearance agreements with General Electric Capital Corporation (GECC) and Fore Financial Services (FORE), a division of GECC. The agreements stipulate the Company can delay payments relating to $25,789 in capital lease obligations. With respect to the GECC lease obligations, the Company will make payments of $135 from September 2001 through March 2002 to be applied to payments in arrears. In addition, the Company will make payments of $34 to be applied to payments in arrears as well as continue to make regularly scheduled payments from April 2002 through March 2003. With respect to the FORE lease obligations, the Company will make payments of $30 from September 2001 through March 2002 to be applied to payments in arrears. In addition, the Company will make payments of $17 to be applied to payments in arrears as well as continue to make regularly scheduled payments from April 2002 through March 2003. At that point, the Company will make payments in an amount equal to the greater of 1/18th of the remaining balance or $100 per month until the obligation is relieved or the maturity of the original capital lease, whichever comes first. If a liability remains at the maturity of the original capital lease, the remaining obligation will be paid at that time. Lastly, if the Company acquires additional lines between the period of January 1, 2002 and March 31, 2003, the Company will pay $0.50 for every $1.00 spent to acquire additional lines. These payments would be applied to the lease obligation balances. As an additional covenant, the Company has granted an additional lien and security interest in all present and future line accounts, accounts receivable and other rights to the payment of money to the Company.

        In connection with the forebearance agreements, the Company issued GECC a warrant to purchase 1,607,235 shares of common stock at $.18 per share. The warrant is exercisable in whole or in part from time to time until April 30, 2005. The estimated fair value of the warrant of $338 was determined using a Black-Scholes pricing model with the following assumptions: 0% dividend yield, weighted average risk-free interest rate of 3.34%, volatility of 166%, and an expected life of forty-two months. The estimated fair value of the warrant was accounted for as an increase in interest expense and additional paid-in-capital.

        In July 2001, Wells Fargo Equipment Finance, Inc. (Wells Fargo) filed a lawsuit against the Company alleging that the Company failed to make capital lease payments and failed to maintain certain minimum unrestricted cash pursuant to a rider to the loan agreement. Wells Fargo was seeking recovery of approximately $6,100 under the capital lease or the posting of a letter of credit. On November 16, 2001, judgment in favor of Wells Fargo was awarded for $5,727, plus interest. The Company has no further rights of appeal. As of December 31, 2001, the Company had paid $1,234 towards the settlement. On January 25, 2002, the Company paid to Wells Fargo $4,493, including interest, to satisfy and discharge in full the judgment.

        The Company has an arrangement with Paradyne Credit Corporation (Paradyne) whereby the Company can finance equipment purchases of up to $8,000 subject to vendor approval. The Company entered into sale/leaseback transactions with Paradyne in the amount of $5,503 and $530 during 2000 and 1999. The leaseback transactions were accounted for as capital leases. On February 8, 2002, pursuant to the terms of a settlement agreement with Paradyne, the Company took title to equipment that had previously been held under a capital lease. The Company paid Paradyne $1,175 in settlement of $2,471 in capital lease and interest obligations.

        On February 25, 2002, the Company entered into an agreement with Cisco Systems Capital to forgive and cancel all capital lease obligations made with the Company in return for payment of $1,550. The settlement relieves the Company of $3,745 in capital lease obligations.

        The present value of future minimum capital lease payments as of December 31, 2001, is as follows:

Year ending December 31,	Amount
2002	$18,305
2003	18,836
2004	3,849
2005	73

41,063
Less amounts representing interest	(5,303)

Present value of net minimum lease payments	35,760
Less current portion of capital lease obligations	(15,052)

Long-term portion of capital lease obligations	$20,708

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

  Pending litigation

        The Company is currently involved in a number of legal proceedings, some of which, as described below as well as described in the operating lease section above, could have a material adverse effect on our business, financial position, results of operations or cash flows. Additionally, our present and possible future legal proceedings and claims, whether with or without merit, could be expensive to defend, divert management's attention, and consume our time and resources. There can be no assurance concerning the outcome of current or future legal proceedings or claims.

        The Company was a defendant, along with two directors and a principal stockholder, and a counter-claimant, in a case filed in the United States District Court for the Eastern District of Virginia in November 2000 by former officer Christopher J. Melnick. Mr. Melnick alleged several causes of action including breach of contract and securities fraud, and sought both monetary damages in an amount to be proven at trial and a declaratory judgment. The Company filed an answer substantially denying Mr. Melnick's allegations and filed a counterclaim against Mr. Melnick. The case was settled in May 2001 with the payment of $240 in costs, removal of the restrictive legend on 200,000 shares of common stock and the issuance of 1,063,533 shares of common stock. As a result of the issuance of common stock, the Company recorded stock-based compensation expense in the amount of $637 for the year ended December 31, 2001.

        In April 2001, DMR Consulting Group, Inc. (DMR), initiated an action against the Company in the Circuit Court of the County of Fairfax, Virginia. DMR sought monetary damages of approximately $1,087. The case was settled in September 2001 with the payment of $300.

        In July, 2001, a former employee commenced an action against the Company in the United States District Court for the District of Maryland seeking $1,000 in compensatory damages and $500 in punitive damages for sex discrimination and unlawful retaliation. This case was settled for an immaterial amount in November 2001.

        In November 2000, InterConnX Inc. (InterConnX) initiated an action against the Company in the United States District Court for the Eastern District of Virginia. InterConnX alleged claims for breach of contract and sought monetary damages in the amount of approximately $955. The case was settled in April 2001 with the payment of $200 and the issuance of a $150, 9% interest promissory note, payable over 24 months.

        In November 2000, Vitria Technology, Inc. (Vitria) initiated an action against the Company in the Fairfax County Circuit Court, Virginia. Vitria alleged several causes of action and sought monetary damages in the amount of approximately $540. The case was settled in April 2001 with the payment of $375.

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

12.    Income Taxes

        The provision (benefit) for income taxes consists of the following:

	For the years ended December 31,
	2001	2000	1999
Current tax (benefit) provision	$—	$50	$(71)
Deferred tax (benefit) provision	—	—	—

Total provision (benefit) for income taxes	$—	$50	$(71)

        Deferred tax assets (liabilities) consisted of the following as of December 31:

	2001	2000	1999
Deferred compensation	$39	$979	$64
Accrued interest	258	74	15
Accrued other expense	4,360	1,444	70
Bad debt expense	1,611	560	145
Net operating loss	83,934	59,329	15,447
Depreciation expense	5,766	(5,573)	(2,691)
Valuation allowance	(95,968)	(56,813)	(12,928)

Net deferred tax assets	$—	$—	$122

        A valuation allowance has been established against the Company's net deferred tax assets. This allowance reflects management's determination that such benefits will more than likely not be realized. The increase in the valuation allowance of $39,155 in 2001 is primarily related to additional net operating losses in the U.S.

        A reconciliation between the provision for income taxes from operations computed using the federal statutory income tax rate and the Company's effective tax rate is as follows (there are no material changes to the Company's effective tax rate for 2001):

	Years ended December 31,
	2001	2000	1999
Income tax provision at Federal statutory rate of 34%	34.0%	34.0%	34.0%
State income taxes, net of federal provision	4.3	4.6	4.6
Change in valuation allowance	(36.3)	(39.9)	(30.4)
Business meals, entertainment, penalties and other	(0.3)	(0.3)	(1.1)
Amortization of deferred compensation on stock options disallowed for tax purposes	(1.7)	1.5	(6.9)

Income tax provision	0.0%	(0.1)%	0.2%

        At December 31, 2001, the Company had a U.S. net operating loss carryforward of approximately $217,300, which may be used to offset future taxable income. These carryforwards will expire at varying dates through 2021.

13.    Mandatorily Redeemable Preferred Stock and Stockholders' Equity

        On August 3, 1998, the Company was recapitalized with authorized capital stock that included 15,000,000 shares of preferred stock. As of December 31, 2000, the Company had 3,500,000 shares of undesignated preferred stock, none of which was issued or outstanding.

  Mandatorily Redeemable Preferred Stock

        On August 6, 1998, the Company issued 10,000,000 shares of Series A preferred stock and 22,050,000 shares of common stock for total proceeds of $10,005 excluding direct issuance costs of $56. The Company had allocated $5,074 and $4,875 of the net proceeds to the Series A preferred stock and common stock, respectively, based on the Company's estimate of fair value of the Series A preferred stock and common stock.

        At the time of the IPO, $5,000 of Series A preferred stock was converted into 416,667 shares of common stock at $12.00 per share, the public offering price, with the remaining shares of Series A preferred stock and all accrued dividends and accretion, amounting to $1,238, canceled without additional payment to the holders of those shares.

        On March 7, 2000, the Company issued 1,500,000 shares of Series B preferred stock to SBC Communications, Inc. (SBC) and Telefonos de Mexico (Telmex) for total proceeds of $150,000 excluding direct issuance costs of $209. The convertible Series B preferred stock is non-voting and pays a 7.0% dividend, which can be satisfied with either additional stock or cash. Each $100.00 share of Series B preferred stock is convertible at any time at the election of the holder into 3.2258 shares of the Company's common stock, or a total of 4,838,700 common shares. The Series B preferred stock may be called by the Company for mandatory conversion into its common stock at any time between two and five years after the original issue date, provided the Company's common stock is trading above $31 per share. On each anniversary of the issue date, beginning on the second anniversary and ending on the seventh anniversary, the holders of the Series B preferred stock may request that the Company redeem the shares for a cash amount equal to $100 per share plus unpaid dividends. The Company may postpone such right until the following year for all but the seventh year if its common stock share price is below $31 for a specified period preceding the anniversary date. The Series B preferred stockholders have the right to maintain their percentage equity ownership interests in the Company's common stock through a right of primary offer mechanism in the financing agreement. This right permits them to purchase, in any subsequent offering of the Company's stock, on the same terms and conditions as the stock is offered to third parties, an amount of stock that will allow them to maintain their respective percentage ownership interests. Through a separate agreement with the Company's present principal stockholders, Spectrum Equity Investors II, L.P. and Jonathon P. Aust, the Company's Chief Executive Officer, the Series B preferred stockholders also have a right of first offer to purchase, in certain circumstances, any shares that these stockholders may wish to sell in the future.

        On December 22, 2000, the Company signed an agreement with SBC, a Series B preferred stockholder, to convert their shares of Series B preferred stock plus accrued dividends which totaled $79,171, at $31 per share, the original conversion price, into 2,554,375 shares of common stock, when at the time, the Company's common stock was trading at approximately $.875 per share. The conversion was part of a series of agreements between the Company and SBC to convert their shares of Series B preferred stock into shares of common stock of the Company.

        The preferred stock activity is summarized as follows:

	Series A		Series B
	Shares	Amount	Shares	Amount
Balance, December 31, 1998	10,000,000	$5,640	—	$—
Accrued dividends	—	340	—	—
Accretion to redemption price	—	258	—	—
Conversion of preferred stock to common stock	(5,000,000)	(5,000)	—	—
Cancellation of preferred stock	(5,000,000)	(1,238)	—	—

Balance, December 31, 1999	—	—	—	—
Issuance of shares	—	—	1,500,000	150,000
Issuance costs	—	—	—	(209)
Accrued dividends	—	—	—	8,472
Accretion to redemption price	—	—	—	146
Conversion of preferred stock to common stock	—	—	(750,000)	(79,171)

Balance, December 31, 2000	—	—	750,000	79,238
Issuance of shares	—	—	—	—
Issuance costs	—	—	—	—
Accrued dividends	—	—	—	5,250
Accretion to redemption price	—	—	—	54
Conversion of preferred stock to common stock	—	—	—	—

Balance, December 31, 2001	—	$—	750,000	$84,542

14.    Stock-Based Compensation

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

        The following table summarizes the Company's stock option activity:

	Stock Options	Weighted Average Exercise Price
Outstanding, December 31, 1998	7,093,550	$0.09
Granted	4,691,200	$4.52
Exercised	(531,996)	$3.29
Canceled	(268,295)	$4.59

Outstanding, December 31, 1999	10,984,459	$1.71
Granted	5,161,300	$8.45
Exercised	(3,187,102)	$0.29
Canceled	(2,504,329)	$9.54

Outstanding, December 31, 2000	10,454,328	$3.60
Granted	2,439,800	$0.65
Exercised	(2,508,200)	$0.66
Canceled	(7,542,351)	$4.41

Outstanding, December 31, 2001	2,843,577	$1.92

Exercisable, December 31, 1999	10,984,459	$1.71

Exercisable, December 31, 2000	6,452,678	$1.79

Exercisable, December 31, 2001	813,286	$3.56

        The following table summarizes information about options outstanding and exercisable at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise price	Number Exercisable	Weighted Average Exercise Price
$ 0.09 – 1.41	2,162,466	9.0	$0.52	474,435	$0.23
$ 1.42 – 3.52	458,776	8.8	$1.55	180,225	$1.61
$ 3.53 – 8.79	42,663	7.6	$6.01	38,898	$6.00
$ 8.80 – 21.97	113,688	8.1	$12.81	79,235	$13.87
$21.98 – 34.50	65,984	8.1	$29.20	40,493	$28.62

	2,843,577	8.9	$1.92	813,286	$3.56

        In certain instances, the Company has determined the fair value of the underlying common stock on the date of grant was in excess of the exercise price of the options. This amount is recorded as an increase to deferred compensation on stock options and additional paid-in capital. The deferred compensation on stock options is amortized as a charge to operations over the vesting periods, which range from three to four years, of the underlying restricted common stock. Upon subsequent cancellation of such options, a decrease to deferred compensation on stock options and additional paid-in capital is recorded for the unvested amount. As a result, the Company recorded a reduction to deferred compensation of $14,285 for the year ended December 31, 2001 and recorded deferred compensation of $7,013 and $23,092 for the years ended December 31, 2000 and 1999, respectively. The Company recognized stock compensation expense of $2,816, $7,509 and $8,165 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

	For the Years ended December 31,
	2001	2000	1999
Net loss applicable to common stockholders, as reported	$113,648	$149,258	$40,885
Pro forma net loss applicable to common stockholders	114,482	159,132	42,228
Net loss per common share applicable to common stockholders, as reported, basic and diluted	(2.14)	(3.18)	(0.99)
Pro forma net loss per common share applicable to common stockholders, basic and diluted	(2.16)	(3.39)	(1.02)

        The weighted average fair value of options granted for the years ended December 31, 2001, 2000 and 1999 was approximately $0.65, $9.09 and $7.23, respectively, based on the Black-Scholes option-pricing model. Upon termination, the Company may repurchase unvested shares of restricted stock at the lower of the exercise price or fair market value.

        The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 2001, 2000 and 1999: Dividend yield of 0%; expected volatility of 0% to 169%; risk-free interest rates of 3.75% to 6.74%; and expected term of five years.

15.    Employee Benefit Plans

        Profit Sharing Plan and Trust.    On September 16, 1998, the Company adopted the Network Access Solution, Inc. 401(k) Profit Sharing Plan and Trust (the Plan). As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Participants must be at least 21 years of age and may make voluntary contributions to the Plan of up to 15% of their compensation not to exceed the federally determined maximum allowable contribution. The Company is not obligated to make contributions or to match participant contributions. Participants incrementally vest in Company contributions on a straight-line basis over their first three years of employment. The Company did not make contributions to the Plan during 1998. For the years ended December 31, 2001, 2000 and 1999, the Company contributed $385, $616 and $404 respectively, to the Plan.

        Employee Stock Purchase Plan.    On March 1, 2000, the Company adopted the 2000 Employee Stock Purchase Plan (ESPP). The ESPP, which is intended to qualify under Section 423 of the IRS Code, is implemented by a series of overlapping offering periods of 12 months' duration (other than the first offering period), with new offering periods (other than the first offering period) commencing on January 1 and July 1 of each year. The purchase price per share at which shares will be sold in an offering under the ESPP will be the lower of 85% of the fair market value of a share of the Company's common stock on the first or last day of an offering period. The fair market value of the Company's common stock on a given date will be equal to the closing price of the Company's common stock on such date as reported on the Over-The-Counter Exchange. Eligible employees, or participants, may elect to set aside, through payroll deductions, up to 15% of their compensation to purchase common stock of the Company, although no participant may accrue payroll deductions exceeding $10 during any offering period. In January 2001, participants purchased 123,571 shares at a price of $0.53, related to the offering period ended December 31, 2000. In June 2001 and December 2001, participants purchased 3,299 and 34,908 shares at a price of $0.2635 and $0.1615 respectively relating to the 2001 offering periods. The Company has reserved 500,000 shares of common stock for the ESPP, of which 338,222 were available for future issuance as of December 31, 2001.

16.    Segment Information

        The Company discloses certain segment information. The financial results of the Company's segments are presented on an accrual basis. The Company evaluates the performance of its segments and allocates resources to them based on gross profit. There are no intersegment revenues. The table below presents information about the reported gross profit (loss) of the Company's reportable segments for the years ended December 31, 2001, 2000 and 1999. Asset information is not reported for the product sales and consulting services segments, as the Company, in making its decisions regarding operating matters, does not consider this data.

	Network Services	Product Sales and Consulting Services	Reconciling Items	Total
As of and for the year ended December 31, 2001:
Revenue	$25,637	$7,335	$—	$32,972

Gross profit (loss)(1)	$(4,179)	$750	$—	$(3,429)

Property and equipment, net	$35,871	$—	$4,322	$40,193

As of and for the year ended December 31, 2000:
Revenue	$10,703	$19,914	$—	$30,617

Gross profit (loss)(1)	$(11,938)	$1,662	$—	$(10,276)

Property and equipment, net	$61,245	$—	$29,211	$90,456

As of and for the year ended December 31, 1999:
Revenue	$1,820	$15,619	$—	$17,439

Gross profit (loss)(1)	$(2,992)	$2,591	$—	$(401)

Property and equipment, net	$49,240	$—	$5,858	$55,098

(1)
Adjustments that are made to the total of the segments gross profit in order to arrive at income (loss) before income taxes are as follows:

	For the years ended December 31,
	2001	2000	1999
	(Restated)
Gross profit (loss) (exclusive of depreciation and amortization presented below)	$(3,429)	$(10,276)	$(401)
Operating expenses:
Selling, general and administrative.	38,615	78,128	27,670
Amortization of deferred compensation.	2,816	7,509	8,165
Depreciation and amortization	30,312	24,676	5,195
Restructuring	3,235	—	—
Impairment of long-lived assets	27,067	22,141	—

Loss from operations	(105,474)	(142,730)	(41,431)
Interest (expense) income	(2,870)	2,714	1,072
Follow-on offering costs	—	(574)	—

Loss before income taxes	$(108,344)	$(140,590)	$(40,359)

17.    Restatement

        On December 22, 2000, the Company signed agreements with SBC and Telmex to cease the expansion of a DSL network in the southeastern and western regions of the United States in exchange for SBC converting 750,000 shares of Series B preferred stock to common stock. Collectively, these agreements provided for (i) the transfer of property, plant and equipment comprised of 397 central office sites with a carrying value of $22,141 to SBC, (ii) the sale of 19 central office sites for $1,600 in cash to SBC, (iii) the purchase by SBC from the Company of certain third-party network equipment for $2,181, (iv) the provision of a $5,000 senior note to finance costs associated with the potential transfer of the central offices, (v) the assumption of certain of the Company's rights and obligations or alternatively, subletting of the fourth and fifth floors of the Company's headquarters facility in Herndon, Virginia, and (vi) reimbursement for $300 of future leasehold improvements or moving expenses. The obligation to transfer the central office sites in exchange for SBC's conversion of preferred stock to common stock was viewed as a preferred stock inducement.

        On February 28, 2001, the agreements signed by SBC and Telmex on December 22, 2000 were amended, which resulted in the Company having the election to either (i) transfer to SBC the Company's lease interests in certain traditional telephone company central offices with a carrying value of $22,141, (ii) forfeit the Company's lease interests in the these central offices back to the incumbent local exchange carriers, or (iii) assign these lease interests in the central offices to another telecommunications provider. In the 2000 financial statements, the Company accounted for the preferred stock inducement by reducing property, plant and equipment and additional paid-in capital by $22,141. In addition, the preferred stock inducement was presented as an adjustment to increase the net loss available to common stockholders on the statement of operations and other comprehensive loss. The February 28, 2001 amendment eliminated the Company's obligation to transfer to SBC the Company's lease interests in the central offices, thereby eliminating the inducement for the conversion of preferred stock to common stock. As a result of the amendment and management's belief the recoverability of the net carrying value of the 397 central offices was in question, the Company impaired the entire net carrying value of the central offices as of December 31, 2000.

        As a request, the Company's 2000 financial statements have been restated to eliminate the preferred stock conversion inducement of $22,141 and has recorded an impairment of long-lived assets of $22,141. The effect of this restatement is to increase loss from operations, net loss, additional paid-in capital, and accumulated deficit by $22,141. The restatement has no effect on net loss applicable to common stockholders, net loss per common share applicable to common stockholders, total assets, total liabilities and total stockholders' (deficit) equity as of, and for the year ended December 31, 2000.

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Network Access Solutions Corporation:

        Our audits of the financial statements referred to in our report dated April 5, 2002, appearing in this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

                      PRICEWATERHOUSECOOPERS LLP

McLean, Virginia
April 5, 2002

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
	(in thousands)
Tax valuation allowance:
Year ended December 31, 2001	$56,812,621	$39,154,634	$—	$95,967,255
Year ended December 31, 2000	$12,928,552	$43,884,069	$—	$56,812,621
Year ended December 31, 1999	$709,662	$12,218,890	$—	$12,928,552
Allowance for doubtful accounts receivable:
Year ended December 31, 2001	$1,450,866	$855,083	$(840,267)	$1,465,682
Year ended December 31, 2000	$376,399	$1,325,384	$(250,917)	$1,450,866
Year ended December 31, 1999	$51,958	$324,441	$—	$376,399

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        The information required by this Item is incorporated by reference to the sections of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 11, 2002, entitled "Election of Directors—Board of Directors and Nominees for Election as Directors," "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance," to be filed with the Commission.

Item 11. Executive Compensation.

        The information required by this Item is incorporated by reference to the sections of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 11, 2002, entitled "Directors and Executive Officers—Directors' Compensation" and "Executive Compensation," to be filed with the Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        The information required by this Item is incorporated by reference to the section of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 11, 2002, entitled "Security Ownership—Security Ownership of Directors, Executive Officers and Certain Beneficial Owners," to be filed with the Commission.

Item 13. Certain Relationships and Related Transactions.

        The information required by this Item is incorporated by reference to the sections of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 11, 2002, entitled "Election of Directors—Board of Directors and Nominees for Election as Directors" and "Directors and Executive Officers—Compensation Committee Interlocks and Insider Participation," to be filed with the Commission.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1) Financial Statements

          See the Index included in Item 8 on Page 47 of this Form 10-K.

        (2) Financial Statement Schedules

          See the Index included in Item 8 on Page 47 of this Form 10-K.

        (3) Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company(2)
3.2	Amended and Restated By-Laws of the Company(2)
3.3
Certificate of the Designations, Voting Powers, Preferences and Relative, Participating, Optional or Other Special Rights of Preferred Stock and Qualifications, Limitations or Restrictions Thereof dated February 4, 2000(4)

4.1	Specimen stock certificate for shares of Common Stock of the Company(2)
4.2	Specimen stock certificate for shares of Series B Preferred Stock of the Company(4)
10.1	Master Equipment Lease Agreement dated November 17, 1998, by and between the Company and Paradyne Credit Corporation(2,3)
10.2	Purchase and Sale Agreement dated as of October 16, 1998, by and between the Company and Ascend Communications, Inc., as amended(2,3)
10.3	Master Lease Agreement dated October 9, 1998, by and between the Company and Ascend Credit Corporation(2)
10.4	Promissory Note dated October 16, 1998, by and between the Company and Ascend Communications, Inc., as amended(2)
10.5	Commercial Lease dated February 24, 1997, by and between the Company, Sterling/Gunston Limited Partnership and Bernstein Management Corporation(2)
10.5.1	First Lease Amendment dated June 26, 1998, by and between the Company and Sterling/Gunston LLC(2)
10.5.2	Third Lease Amendment dated February 1, 1999, by and between the Company and Sterling/Gunston LLC(2)
10.6	Sublease dated August 31, 1998, by and between the Company and U.S. Interactive, Inc.(2)
10.7	Letter of Intent dated March 2, 1999 by and between the Company and Trans Dulles Center, Inc.(2)
10.8	Employment Agreement dated as of August 16, 1998, by and between the Company and Jonathan P. Aust(2)
10.9	Employment Agreement dated as of July 13, 1998, by and between the Company and Christopher J. Melnick(2)
10.10	Employment Agreement dated as of July 13, 1998, by and between the Company and Scott G. Yancey, Jr.(2)
10.11	Employment Agreement dated as of August 18, 1998, by and between the Company and James A. Aust(2)
10.12	Employment Agreement dated as of March 1, 1999, by and between the Company and John J. Hackett(2)
10.13	1998 Stock Incentive Plan, as amended(2)
10.14	Incentive Stock Option Grant Agreement dated July 23, 1998, by and between the Company and Scott G. Yancey, Jr., as amended(2)
10.15	Incentive Stock Option Grant Agreement dated July 23, 1998, by and between the Company and Christopher J. Melnick, as amended(2)
10.16	Incentive Stock Option Grant Agreement dated November 1, 1998, by and between the Company and James A. Aust(2)
10.17	Incentive Stock Option Grant Agreement dated March 30, 1999, by and between the Company and John J. Hackett(2)

10.18	Deferred Compensation Agreement dated June 1, 1997, by and between the Company and Jonathan P. Aust(2)
10.19	Deferred Compensation Agreement dated June 1, 1997, by and between the Company and James A. Aust(2)
10.20	Repurchase Agreement dated August 6, 1998, by and between the Company and Longma M. Aust, Jonathan P. Aust, James A. Aust and Stephen L. Aust(2)
10.21
Investor Rights Agreement dated August 6, 1998, by and between the Company, Spectrum Equity Investors II, L.P., SEA 1998 II, L.P., FBR Technology Venture Partners L.P. and W2 Venture Partners, LLC, as amended(2)
10.22
Series A Preferred Stock Purchase Agreement dated August 6, 1998, by and between the Company, Spectrum Equity Investors II, L.P., SEA 1998 II, L.P., FBR Technology Venture Partners L.P. and W2 Venture Partners, LLC(2)
10.23
Amended and Restated Note Purchase Agreement dated as of March 31, 1999 and amended as of May 11, 1999, by and between the Company, Spectrum Equity Investors II, L.P. and FBR Technology Venture Partners L.P.(2)
10.24	Amended and Restated Convertible Note dated as of March 31, 1999, by and between the Company and Spectrum Equity Investors II, L.P.(2)
10.25	Amended and Restated Convertible Note dated as of March 31, 1999, by and between the Company and FBR Technology Venture Partners L.P.(2)
10.26	Nonqualified Stock Option Grant Agreement dated April 1, 1999, by and between the Company and Dennis R. Patrick(2)
10.27	Deed of Lease dated April 8, 1999, by and between the Company and TransDulles Center, Inc.(2)
10.28	Letter Agreement dated May 6, 1999, by and between the Company and SBC Communications Inc.(2)
10.29	Letter Agreement dated May 7, 1999, by and between the Company and Teléfonos de México, S.A. de C.V.(2)
10.30	Letter Agreement dated May 10, 1999, by and between the Company and DSL Solutions, Inc. d/b/a DSL Networks(2)
10.31	Employment Agreement dated as of September 13, 1999 by and between the Company and Worth D. MacMurray(3)
10.32	Nonqualified Stock Option Grant Agreement dated August 9, 1999 by and between the Company and Worth D. MacMurray(3)
10.33	Lease Agreement by and between Dulles Tech, Inc. and the Company dated October 27, 1999(4)
10.34	Stock Purchase Agreement dated February 4, 2000 by and between the Company and SBC Communications Inc.(4)
10.35	Stock Purchase Agreement dated February 4, 2000 by and between the Company and Teléfonos de México, S.A. de C.V.(4)
10.36	Summary of Operating Agreement dated February 4, 2000 by and between the Company and each of SBC Telecom, Inc. and Teléfonos de México, S.A. de C.V.(4)

10.37	2000 Employee Stock Purchase Plan(4)
10.38	Settlement Agreement and Mutual General Release dated December 22, 2000 by and between the Company and SBC Communications Inc.(5)
10.39	Settlement Agreement and Mutual General Release dated December 22, 2000 by and between the Company and Teléfonos de México, S.A. de C.V.(5)
10.40	First Amendment to Stock Purchase Agreement dated December 22, 2000 by and between the Company and SBC Communications Inc.(5)
10.41	Notice of Conversion letter dated December 21, 2000 to the Company from SBC Communications Inc. exercising its right to convert its Series B preferred stock to common stock of the Company(5)
10.42	Equipment Purchase Agreement dated December 22, 2000 by and between the Company and SBC Telecom, Inc.(5)
10.43	Procurement Spend Agreement dated December 22, 2000 by and between the Company and SBC Communications Inc.(5)
10.44	Master Collocation Agreement dated December 22, 2000 by and between the Company and SBC Communications Inc.(5)
10.45	Senior Note dated December 22, 2000 from the Company to SBC Communications Inc.(5)
10.46	Lease Termination and Assumption Agreement dated December 22, 2000 by and between the Company and SBC Asset Management Inc.(5)
10.47	Assignment and Assumption Agreement dated December 22, 2000 by and between the Company and SBC Telecom Inc. concerning certain GTE Corporation, d/b/a Verizon Communications, central offices.(5)
10.48	Assignment and Assumption Agreement dated December 22, 2000 by and between the Company and SBC Telecom Inc. concerning certain BellSouth Telecommunications, Inc. central offices.(5)
10.49	Assignment and Assumption Agreement dated December 22, 2000 by and between the Company and SBC Telecom Inc. concerning certain Qwest Communications central offices.(5)
10.50	First Amendment dated February 28, 2001, to Master Collocation Agreement dated December 22, 2000 by and between the Company and SBC Communications Inc.(5)
10.51
First Amendment dated February 28, 2001, to Assignment and Assumption Agreement dated December 22, 2000 by and between the Company and SBC Telecom Inc. concerning certain GTE Corporation, d/b/a Verizon Communications, central offices.(5)
10.52
First Amendment dated February 28, 2001, to Assignment and Assumption Agreement dated December 22, 2000 by and between the Company and SBC Telecom Inc. concerning certain BellSouth Telecommunications, Inc. central offices.(5)
10.53
First Amendment dated February 28, 2001, to Assignment and Assumption Agreement dated December 22, 2000 by and between the Company and SBC Telecom Inc. concerning certain Qwest Communications central offices.(5)

10.54	Asset Purchase Agreement, dated as of October 25, 2001, by and among the Company, Ardent Communications, Inc. and Ardent, Inc.
10.55	Assumption, Assignment and Restatement Agreement, dated as of November 16, 2001, by and among the Company, Covad Communications Company, Ardent Communications, Inc. and Ardent, Inc.
10.56	Second Amendment of Lease dated February 14, 2002, between Dulles Tech, Inc. and the Company.
10.57	Asset Purchase Agreement, dated as of August 31, 2001, by and between the Company and CapuNet, LLC.
10.58	Settlement, Amendment and Migration Agreement, dated as of August 31, 2001, by and among the Company, Covad Communications Company and CapuNet, LLC.
21.1	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers, LLP

(1)	Confidential portions omitted and supplied separately to the Securities and Exchange Commission.
(2)	Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-74679).
(3)	Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-93455).
(4)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
(5)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(b) Reports on Form 8-K

    On November 21, 2001, the registrant filed a Current Report on Form 8-K reporting that the registrant had implemented a restructuring plan to reduce selling, general and administrative expenses including the elimination 95 positions, closed the acquisition of the16,800 DSL customer list and related contracts of McLean, Virginia-based Ardent Communications, Inc., and a judgment in favor of Wells Fargo Equipment Finance for case filed in the United States District Court for the Eastern District of Virginia in July 2001 by Wells Fargo Equipment Finance.

    A current report on Form 8-K was filed on February 8, 2002 announcing that the registrant paid to Wells Fargo $5,747,001 on January 25, 2002 to satisfy and discharge in full the judgement rendered in favor of Wells Fargo, as described above.

(c) Exhibits

          See the list of Exhibits in Item 14(a)(3) beginning on Page 69 of this Form 10-K.

(d) Financial Statement Schedules

          See the Index included in Item 8 on Page 47 of this Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Herndon, Commonwealth of Virginia.

NETWORK ACCESS SOLUTIONS CORPORATION
Dated: April 16, 2002	By:	/s/ JONATHAN P. AUST Jonathan P. Aust, Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JONATHAN P. AUST Jonathan P. Aust	Chairman and Chief Executive Officer (Principal Executive Officer) and a Director	April 16, 2002
/s/ STEPHEN C. AUST Stephen C. Aust	Chief Operating Officer and a Director	April 16, 2002
/s/ WILLIAM R. SMEDBERG William R. Smedberg	Executive Vice President (Principal Financial and Accounting Officer) and a Director	April 16, 2002
/s/ BRION B. APPLEGATE Brion B. Applegate	Director	April 16, 2002
/s/ NED S. SCHERER Ned S. Scherer	Director	April 16, 2002
/s/ LOU MERCATANTI Lou Mercatanti	Director	April 16, 2002

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company(2)
3.2	Amended and Restated By-Laws of the Company(2)
3.3
Certificate of the Designations, Voting Powers, Preferences and Relative, Participating, Optional or Other Special Rights of Preferred Stock and Qualifications, Limitations or Restrictions Thereof dated February 4, 2000(4)
4.1	Specimen stock certificate for shares of Common Stock of the Company(2)
4.2	Specimen stock certificate for shares of Series B Preferred Stock of the Company(4)
10.1	Master Equipment Lease Agreement dated November 17, 1998, by and between the Company and Paradyne Credit Corporation(1,2)
10.2	Purchase and Sale Agreement dated as of October 16, 1998, by and between the Company and Ascend Communications, Inc., as amended(1,2)
10.3	Master Lease Agreement dated October 9, 1998, by and between the Company and Ascend Credit Corporation(2)
10.4	Promissory Note dated October 16, 1998, by and between the Company and Ascend Communications, Inc., as amended(2)
10.5	Commercial Lease dated February 24, 1997, by and between the Company, Sterling/Gunston Limited Partnership and Bernstein Management Corporation(2)
10.5.1	First Lease Amendment dated June 26, 1998, by and between the Company and Sterling/Gunston LLC(2)
10.5.2	Third Lease Amendment dated February 1, 1999, by and between the Company and Sterling/Gunston LLC(2)
10.6	Sublease dated August 31, 1998, by and between the Company and U.S. Interactive, Inc.(2)
10.7	Letter of Intent dated March 2, 1999 by and between the Company and Trans Dulles Center, Inc.(2)
10.8	Employment Agreement dated as of August 16, 1998, by and between the Company and Jonathan P. Aust(2)
10.9	Employment Agreement dated as of July 13, 1998, by and between the Company and Christopher J. Melnick(2)
10.10	Employment Agreement dated as of July 13, 1998, by and between the Company and Scott G. Yancey, Jr.(2)
10.11	Employment Agreement dated as of August 18, 1998, by and between the Company and James A. Aust(2)
10.12	Employment Agreement dated as of March 1, 1999, by and between the Company and John J. Hackett(2)
10.13	1998 Stock Incentive Plan, as amended(2)
10.14	Incentive Stock Option Grant Agreement dated July 23, 1998, by and between the Company and Scott G. Yancey, Jr., as amended(2)

10.15	Incentive Stock Option Grant Agreement dated July 23, 1998, by and between the Company and Christopher J. Melnick, as amended(2)
10.16	Incentive Stock Option Grant Agreement dated November 1, 1998, by and between the Company and James A. Aust(2)
10.17	Incentive Stock Option Grant Agreement dated March 30, 1999, by and between the Company and John J. Hackett(2)
10.18	Deferred Compensation Agreement dated June 1, 1997, by and between the Company and Jonathan P. Aust(2)
10.19	Deferred Compensation Agreement dated June 1, 1997, by and between the Company and James A. Aust(2)
10.20	Repurchase Agreement dated August 6, 1998, by and between the Company and Longma M. Aust, Jonathan P. Aust, James A. Aust and Stephen L. Aust(2)
10.21
Investor Rights Agreement dated August 6, 1998, by and between the Company, Spectrum Equity Investors II, L.P., SEA 1998 II, L.P., FBR Technology Venture Partners L.P. and W2 Venture Partners, LLC, as amended(2)
10.22
Series A Preferred Stock Purchase Agreement dated August 6, 1998, by and between the Company, Spectrum Equity Investors II, L.P., SEA 1998 II, L.P., FBR Technology Venture Partners L.P. and W2 Venture Partners, LLC(2)
10.23
Amended and Restated Note Purchase Agreement dated as of March 31, 1999 and amended as of May 11, 1999, by and between the Company, Spectrum Equity Investors II, L.P. and FBR Technology Venture Partners L.P.(2)
10.24	Amended and Restated Convertible Note dated as of March 31, 1999, by and between the Company and Spectrum Equity Investors II, L.P.(2)
10.25	Amended and Restated Convertible Note dated as of March 31, 1999, by and between the Company and FBR Technology Venture Partners L.P.(2)
10.26	Nonqualified Stock Option Grant Agreement dated April 1, 1999, by and between the Company and Dennis R. Patrick(2)
10.27	Deed of Lease dated April 8, 1999, by and between the Company and TransDulles Center, Inc.(2)
10.28	Letter Agreement dated May 6, 1999, by and between the Company and SBC Communications Inc.(2)
10.29	Letter Agreement dated May 7, 1999, by and between the Company and Teléfonos de México, S.A. de C.V.(2)
10.30	Letter Agreement dated May 10, 1999, by and between the Company and DSL Solutions, Inc. d/b/a DSL Networks(2)
10.31	Employment Agreement dated as of September 13, 1999 by and between the Company and Worth D. MacMurray(3)
10.32	Nonqualified Stock Option Grant Agreement dated August 9, 1999 by and between the Company and Worth D. MacMurray(3)
10.33	Lease Agreement by and between Dulles Tech, Inc. and the Company dated October 27, 1999(4)

10.34	Stock Purchase Agreement dated February 4, 2000 by and between the Company and SBC Communications Inc.(4)
10.35	Stock Purchase Agreement dated February 4, 2000 by and between the Company and Teléfonos de México, S.A. de C.V.(4)
10.36	Summary of Operating Agreement dated February 4, 2000 by and between the Company and each of SBC Telecom, Inc. and Teléfonos de México, S.A. de C.V.(4)
10.37	2000 Employee Stock Purchase Plan(4)
10.38	Settlement Agreement and Mutual General Release dated December 22, 2000 by and between the Company and SBC Communications Inc.(5)
10.39	Settlement Agreement and Mutual General Release dated December 22, 2000 by and between the Company and Teléfonos de México, S.A. de C.V.(5)
10.40	First Amendment to Stock Purchase Agreement dated December 22, 2000 by and between the Company and SBC Communications Inc.(5)
10.41	Notice of Conversion letter dated December 21, 2000 to the Company from SBC Communications Inc. exercising its right to convert its Series B preferred stock to common stock of the Company(5)
10.42	Equipment Purchase Agreement dated December 22, 2000 by and between the Company and SBC Telecom, Inc.(5)
10.43	Procurement Spend Agreement dated December 22, 2000 by and between the Company and SBC Communications Inc.(5)
10.44	Master Collocation Agreement dated December 22, 2000 by and between the Company and SBC Communications Inc.(5)
10.45	Senior Note dated December 22, 2000 from the Company to SBC Communications Inc.(5)
10.46	Lease Termination and Assumption Agreement dated December 22, 2000 by and between the Company and SBC Asset Management Inc.(5)
10.47	Assignment and Assumption Agreement dated December 22, 2000 by and between the Company and SBC Telecom Inc. concerning certain GTE Corporation, d/b/a Verizon Communications, central offices.(5)
10.48	Assignment and Assumption Agreement dated December 22, 2000 by and between the Company and SBC Telecom Inc. concerning certain BellSouth Telecommunications, Inc. central offices.(5)
10.49	Assignment and Assumption Agreement dated December 22, 2000 by and between the Company and SBC Telecom Inc. concerning certain Qwest Communications central offices.(5)
10.50	First Amendment dated February 28, 2001, to Master Collocation Agreement dated December 22, 2000 by and between the Company and SBC Communications Inc.(5)
10.51
First Amendment dated February 28, 2001, to Assignment and Assumption Agreement dated December 22, 2000 by and between the Company and SBC Telecom Inc. concerning certain GTE Corporation, d/b/a Verizon Communications, central offices.(5)

10.52
First Amendment dated February 28, 2001, to Assignment and Assumption Agreement dated December 22, 2000 by and between the Company and SBC Telecom Inc. concerning certain BellSouth Telecommunications, Inc. central offices.(5)
10.53
First Amendment dated February 28, 2001, to Assignment and Assumption Agreement dated December 22, 2000 by and between the Company and SBC Telecom Inc. concerning certain Qwest Communications central offices.(5)
10.54	Asset Purchase Agreement, dated as of October 25, 2001, by and among the Company, Ardent Communications, Inc. and Ardent, Inc.
10.55	Assumption, Assignment and Restatement Agreement, dated as of November 16, 2001, by and among the Company, Covad Communications Company, Ardent Communications, Inc. and Ardent, Inc.
10.56	Second Amendment of Lease dated February 14, 2002, between Dulles Tech, Inc. and the Company.
10.57	Asset Purchase Agreement, dated as of August 31, 2001, by and between the Company and CapuNet, LLC.
10.58	Settlement, Amendment and Migration Agreement, dated as of August 31, 2001, by and among the Company, Covad Communications Company and CapuNet, LLC.
21.1	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP

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
(5)
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

QuickLinks

PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial and Other Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7a. Quantitative and Qualitative Disclosures about Market Risk.
  Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT ACCOUNTANTS
NETWORK ACCESS SOLUTIONS CORPORATION BALANCE SHEETS (In thousands, except share and per share data)
NETWORK ACCESS SOLUTIONS CORPORATION STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS (In thousands, except share and per share data)
NETWORK ACCESS SOLUTIONS CORPORATION STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY For the years ended December 31, 2001, 2000 and 1999 (In thousands, except share data)
NETWORK ACCESS SOLUTIONS CORPORATION STATEMENTS OF CASH FLOWS (In thousands)
NETWORK ACCESS SOLUTIONS CORPORATION NOTES TO FINANCIAL STATEMENTS (In thousands, except share data)
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES
EXHIBIT INDEX