Form 10-Q
period 2002-03-31
NETWORK ACCESS SOLUTIONS CORP
filed 2002-05-15
CIK 1081665

Use these links to rapidly review the document
NETWORK ACCESS SOLUTIONS CORPORATION INDEX FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

Commission File No. 000-25945

NETWORK ACCESS SOLUTIONS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	54-1738938 (I.R.S. Employer Identification Number)

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

☒YES        ☐ NO

        The number of shares outstanding of the registrant's Common Stock on May 2, 2002, after giving effect to any shares in treasury, was 53,636,508.

NETWORK ACCESS SOLUTIONS CORPORATION

INDEX

FORM 10-Q

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NETWORK ACCESS SOLUTIONS CORPORATION
BALANCE SHEETS
(In thousands, except share data)

	As of March 31, 2002	As of December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,212	$10,623
Short-term investments	1,401	6,036
Accounts receivable, net of allowance for doubtful accounts of $200 and $25 as of March 31, 2002 and December 31, 2001, respectively	6,525	5,661
Prepaid and other current assets	206	525
Inventory	199	299

Total current assets	13,543	23,144
Property and equipment, net	33,712	40,193
Restricted cash	3,551	3,906
Other assets	851	939
Intangible assets, net	6,564	7,199

Total assets	$58,221	$75,381

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$16,357	$19,776
Accrued expenses	26,468	27,129
Current portion of capital lease obligations	29,182	15,052
Current portion of notes payable	4,382	4,351
Deferred revenue	1,825	2,046

Total current liabilities	78,214	68,354
Long-term portion of capital lease obligations	858	20,708
Long-term portion of notes payable	5,669	5,528
Deferred revenue	205	125

Total liabilities	84,946	94,715

Commitments and contingencies
Series B mandatorily redeemable preferred stock, $0.001 par value, 750,000 shares authorized, issued and outstanding (liquidation preference $85,845 (unaudited) and $84,551 as of March 31, 2002 and December 31, 2001, respectively)	85,845	84,541

Stockholders' deficit:
Common stock, $0.001 par value, 150,000,000 shares authorized, 62,249,977 and 62,243,452 shares issued and outstanding	62	62
Additional paid-in capital	188,645	189,958
Accumulated other comprehensive income (loss)	8	(28)
Deferred compensation on stock options	(496)	(793)
Accumulated deficit	(298,835)	(291,120)
Less treasury stock, at cost, 8,632,897 shares	(1,954)	(1,954)

Total stockholders' deficit	(112,570)	(103,875)

Total liabilities, mandatorily redeemable preferred stock and stockholders' deficit	$58,221	$75,381

The accompanying notes are an integral part of these financial statements.

NETWORK ACCESS SOLUTIONS CORPORATION
STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(Unaudited; in thousands, except share data)

	For the three months ended March 31,
	2002	2001
Revenue:
Network services	$12,847	$4,660
Product sales and consulting services	429	3,204

Total revenue	13,276	7,864

Operating expenses:
Network services	9,048	6,488
Product sales and consulting services costs	331	2,605
Selling, general and administrative	5,970	13,951
Amortization of deferred compensation on stock options	288	866
Depreciation and amortization	6,799	7,887

Total operating expenses	22,436	31,797

Loss from operations	(9,160)	(23,933)
Interest income (expense), net	(944)	(76)

Loss before extraordinary gain	(10,104)	(24,009)
Extraordinary gain on early extinguishment of capital lease obligations	2,389	—

Net loss	(7,715)	(24,009)
Accretion of preferred stock dividends and issuance costs	1,304	1,309

Net loss applicable to common stockholders	$(9,019)	$(25,318)

Loss before extraordinary gain per common share applicable to common stockholders (basic and diluted)	$(0.19)	$(0.46)
Extraordinary gain per common share applicable to common stockholders (basic and diluted)	0.04	—
Accretion of preferred stock dividends and issuance costs per common share applicable to common stockholders (basic and diluted)	(0.02)	(0.02)

Net loss per common share applicable to common stockholders (basic and diluted)	$(0.17)	$(0.48)

Weighted average common shares outstanding (basic and diluted)	53,499,007	52,338,651

Comprehensive loss:
Net loss	$(7,715)	$(24,009)
Other comprehensive loss:
Unrealized gain on short-term investments available for sale	36	30

Total other comprehensive loss	$(7,679)	$(23,979)

The accompanying notes are an integral part of these financial statements.

NETWORK ACCESS SOLUTIONS CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	For the three months ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(7,715)	$(24,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,799	7,887
Extraordinary gain on early extinguishment of capital lease obligations	(2,389)	—
Provision for doubtful accounts receivable	175	167
Amortization of deferred compensation on stock options	288	866
Net changes in assets and liabilities:
Accounts receivable	(1,039)	709
Inventory	100	(7)
Prepaid and other current assets	319	588
Other assets	102	(9)
Accounts payable	(2,654)	284
Accrued expenses	9	301
Deferred revenue	(141)	214

Net cash used in operating activities	(6,146)	(13,009)

Cash flows from investing activities:
Sales of short-term investments	4,678	24,061
Purchases of property and equipment	(660)	(4,033)
Decrease in restricted cash	355	—

Net cash provided by investing activities	4,373	20,028

Cash flows from financing activities:
Repayments of notes payable	(754)	(132)
Principal payments on capital leases	(159)	(3,534)
Cash payment for settlement of capital lease obligations	(2,725)	—
Issuance of common stock related to ESPP	—	65
Exercise of stock options	—	126

Net cash used in financing activities	(3,638)	(3,475)

Net (decrease) increase in cash and cash equivalents	(5,411)	3,544
Cash and cash equivalents at the beginning of the period	10,623	14,735

Cash and cash equivalents at the end of the period	$5,212	$18,279

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$836	$1,098
Non-cash investing and financing activities:
Capital leases	—	1,615
Accretion of preferred stock dividends and issuance costs	1,304	1,309
Expenditures for network included in accounts payable	—	1,406
Purchases of property and equipment included in accounts payable	—	1,848
Purchases of property and equipment included in accrued expenses	—	771
Issuance of note payable in satisfaction of accounts payable	765	—
Settlement of capital lease obligations, including interest	3,345	—

The accompanying notes are an integral part of these financial statements.

NETWORK ACCESS SOLUTIONS CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited; in thousands, except share data)

1. Business

        Network Access Solutions Corporation (the Company) was originally incorporated in the Commonwealth of Virginia on December 19, 1994. On August 3, 1998, the Company reincorporated in the State of Delaware. The Company, which is a provider of high-speed data communications services and related applications, provides network services, telecommunications products and equipment and consulting services to business customers. Through its CopperNet branded service, the Company offers its customers high-speed, continuous connectivity using Digital Subscriber Line (DSL) technology. The Company provides metropolitan area and wide area network services, manages and monitors its customers' networks, sells telecommunications equipment, designs networks for its customers, installs the equipment and provides related services. The Company currently offers its DSL-based networking solutions in the following nine cities and their surrounding markets: Baltimore, Boston, New York, Norfolk, Philadelphia, Pittsburgh, Richmond, Washington, D.C., and Wilmington, DE.

        The unaudited balance sheet as of March 31, 2002 and 2001, the unaudited statements of operations for the three months ended March 31, 2002 and 2001 and the unaudited statement of cash flows for the three months ended March 31, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles, and these financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002.

        The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has historically incurred recurring losses from operations, has a working capital deficit and will require additional capital to fund operations. These matters raise substantial doubt about the Company's ability to continue as a going concern.

        For the three months ended March 31, 2002, the Company incurred operating losses of $9,160 and negative cash flows from operations of $6,146. For the year ended December 31, 2001, the Company incurred operating losses of $105,474 and negative cash flows from operations of $33,210. In addition, working capital decreased from a negative $45,210 at December 31, 2001, to a negative $64,671 at March 31, 2002. The Company had an accumulated deficit of $298,835 at March 31, 2002 and expects to incur operating losses for the foreseeable future but at reduced levels than previously incurred. Management has taken actions to significantly reduce operating, selling, general and administrative expenses and capital expenditures. The Company currently expects minimal expenditures for capital equipment in 2002 and expects continued reductions in the size of operating losses, net losses and net operating cash outflows as the Company continues to see the benefits from the cost reduction actions completed in 2001. The Company's business plan contemplates additional required funding to offset negative cash flow resulting primarily from ongoing operating losses, the repayment of existing capital lease, settlement of existing litigation, and other obligations. The Company is attempting to obtain additional equity or debt funding and is evaluating other strategic alternatives as well. Such debt, equity and other strategic options may involve significant potential dilution to common stockholders.

        If, as a result of existing market conditions or other factors, we fail or are unable to raise sufficient capital, we may have to drastically alter our business plan so as to conserve cash, or sell all or a portion of our assets, possibly pursuant to a liquidation proceeding in bankruptcy court, or both.

2.    Summary of Significant Accounting Policies

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and of revenues and expenses during the reporting period. The estimates involve judgments with respect to, among other things, various future factors which are difficult to predict and are beyond the control of the Company. Therefore, actual amounts could differ from these estimates.

Revenue Recognition

        The Company's revenue is derived from network services and from product sales and consulting services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services rendered, prices are fixed and determinable and collection is reasonably assured. The Company provides network services, including DSL-based services, under monthly and fixed rate service contracts. Revenue on monthly contracts is recognized when services are performed, net of anticipated billing adjustments. Revenue on fixed rate service contracts is recognized as costs are incurred over the related contract period. Payments received in advance of providing services are recorded as deferred revenue until the period in which such services are provided. Revenue related to installation and activation fees is deferred and amortized over the estimated customer life. All direct incremental costs for installation and activation are deferred up to the amount of deferred revenue and are amortized over the estimated customer life. Any excess cost over the amount of deferred revenue is expensed. Such revenue historically has not significantly exceeded the direct costs. In certain situations, the Company will waive non-recurring installation and activation fees in order to obtain a sale.

        A number of the Company's network services customers are experiencing cash flow difficulties and have been slow in paying for services provided. During the three months ended March 31, 2002, significant portions of its customers were not current in their payments. Based on this fact, the Company determined that the collectibility of revenues from its customers was not reasonably assured. As such, the Company has elected to record revenue related to these customers when collectibility is assured through receipt of cash from the customers.

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

Concentration of Credit Risk

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents are held in a money market account at a national financial institution. Short-term investments consist of marketable securities, which are principally composed of debt securities with corporations and foreign governments. The Company recognized gains on the sale of marketable securities of $15 during the three months ended March 31, 2002.

        The Company grants uncollateralized credit in the form of accounts receivable to its customers. As of March 31, 2002 and 2001, no single customer represented greater than 10% of accounts receivable or revenue.

Cash and Cash Equivalents

        The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Short-term Investments

        The Company's short-term investments consist of marketable securities that include bonds with maturities of less than two years. The marketable securities are classified as "available for sale" since management intends to hold the investments for an indefinite period and may sell the investments prior to their maturity. The investments are carried at fair value based generally on quoted market prices. Gains and losses are determined based on the specific identification method. The net unrealized gains and losses are reported as a component of accumulated comprehensive income (loss) in stockholders' deficit. Available-for-sale marketable securities that are reasonably expected by management to be sold within one year from the balance sheet date are classified as current assets.

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

        The Company capitalizes costs associated with the design and implementation of the Company's systems including internally and externally developed software in accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized external software costs include the actual costs to purchase existing software from vendors, integration and installation costs. Capitalized internal software costs generally include personnel costs incurred in the enhancement and implementation of purchased software packages. Costs associated with training, data conversion, and maintenance agreements are expensed as incurred.

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

Net Loss Per Share

        The Company presents basic and diluted net loss per share. Basic net loss per share is computed based on the weighted average number of outstanding shares of common stock. Diluted net loss per share adjusts the weighted average for the potential dilution that could occur if stock options, warrants or other convertible securities were exercised or converted into common stock. Diluted loss per share for the years ended March 31, 2002 and 2001, are the same as basic loss per share because the effects of such items were anti-dilutive.

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

Segment Reporting

        The Company has determined its reportable segments based on the Company's method of internal reporting, which disaggregates its business by product category. The Company's reportable segments are network services and product sales and consulting services. The network services segment provides local, metropolitan and wide area data communications services to customers. This segment also provides a wide variety of other services to customers, including remote network management and monitoring, network security, virtual private networks, e-commerce and CopperNet, the Company's high-speed, continuously connected DSL access to telecommunications networks. The product sales segment provides sales of selected equipment from manufacturing partners. Engineers select product solutions based upon customized network designs to improve the customers' operations and network efficiencies. The consulting services segment provides nonrecurring service activation and installation, network integration, on site network management, network security consulting and professional services. In addition, the consulting services segment provides maintenance and installation of equipment, some of which may be provided through third party providers under contract. The Company's business is currently conducted principally in the Northeast and Mid-Atlantic region of the United States. There are no foreign operations.

Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method of accounting. In addition, SFAS No. 141 establishes criteria for the recognition of intangible assets separately from goodwill. Effective July 1, 2001, the Company adopted SFAS No.141, the adoption did not have a material effect on the Company's financial statements.

        In July 2001, the FASB issued SFAS No.142, Goodwill and Other Intangible Assets, which addresses how intangible assets that are acquired individually or in a group of other assets (but not those purchased in a business combination) are accounted for upon acquisition. Under SFAS No. 142, goodwill and indefinite lived intangible assets will no longer be amortized, but rather will be tested for impairment at least annually. In addition, the amortization period of intangible assets with finite lives will no longer be limited to 40 years. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, which for the Company means the standard was adopted on January 1, 2002. The adoption of SFAS No. 142 did not have a material effect on the Company's results of operations, financial position, or cash flows.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The objectives of SFAS No. 144 are to address significant issues relating to the implementation of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and to develop a single accounting model based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, which for the Company means the standard was adopted on January 1, 2002. The adoption of SFAS No. 144 did not have a material effect on the Company's results of operations, financial position, or cash flows.

        In February 2002, the EITF released Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products. The Company has applied the consensuses of EITF Issue No. 01-09 as of January 1, 2002. This issue addresses the income statement classification, recognition and measurement for consideration given by a vendor to a customer, including both resellers and end customers. The Company has reviewed its accounting related to resellers and has determined that the adoption of Issue No. 01-09 will not impact the Company's reported revenues.

Reclassifications

        Certain prior year's balances have been reclassified to conform to the current year's presentation.

3.    Restricted Cash

        At March 31, 2002, restricted cash of $3,551 was comprised of cash deposited in a bank account being used to collateralize a letter of credit for $3,200, plus interest of $24, which the Company is required to maintain in connection with the Ardent acquisition. The $3,200 represents approximately two months of service charges for network services provided by Covad as a result of the Ardent acquisition. On April 29, 2002, Covad called the letter of credit of $3,200 in satisfaction of past due charges. The remaining balance of restricted cash represents additional cash deposited in a bank account being used to collateralize a letter of credit that the Company is required to maintain related to the lease commitment for its headquarters in Herndon, Virginia. On February 14, 2002, the Company and the landlord entered into a settlement agreement and an amended lease that returned to the landlord 34,022 square feet of office space. This settlement resulted in a reduction in the letter of credit from $698 at December 31, 2001 to $327 at March 31, 2002.

4.    Acquisitions

        On August 31, 2001, the Company acquired selected assets and assumed certain liabilities of CapuNet, LLC (CapuNet), a Maryland limited liability company located in Rockville, Maryland. CapuNet was a provider of broadband services to business customers in the Company's existing territory. The aggregate purchase price was $1,140, including $940 in assumed liabilities and $200 in transaction costs.

        On November 19, 2001, the Company acquired selected assets of Ardent, Inc. (Ardent), a Virginia Corporation located in Arlington, Virginia. Ardent is a provider of broadband services to business customers nationwide. The aggregate purchase price was $7,017, including $4,700 in assumed liabilities, $2,000 cash paid to the seller and $317 paid for transaction costs. Included in the $4,700 of assumed liabilities is $3,000 that was paid to a vendor immediately upon the close date of this transaction. The Company signed a promissory note with the vendor for the remaining $1,700.

        Intangible assets acquired in the CapuNet and Ardent transactions, which comprised of customer lists and contracts, are amortized on a straight-line basis over their estimated useful life which approximates 36 months. As of March 31, 2002, the accumulated amortization related to these intangible assets was $1,319.

5.    Restructuring

        In May 2001, the Company implemented a restructuring plan to reduce expenses and streamline operations. The plan included the elimination of 140 employees, or 34% of the work force, and closure of all outside sales offices. The employee groups terminated came from all functional areas within the Company. The employees received two weeks of severance and one week of additional severance for each completed year of service. These severance costs were paid during the second and third quarters of 2001.

        On November 16, 2001, in a second restructuring of the work force, the Company eliminated an additional 95 positions. The employee groups terminated came from several functional areas within the Company, but included a significant reduction in the sales force as the Company looked to focus on its existing customers and the integration and consolidation of acquired DSL customers. As of March 31, 2002, the remaining restructuring liability is $500 and will be paid in the second quarter of 2002.

6.    Property and Equipment

        Property and equipment consists of the following:

	As of March 31, 2002	As of December 31, 2001
Network placed in service	$81,133	$80,578
Office and computer equipment and software	10,465	10,391
Furniture and fixtures	1,369	1,351
Less accumulated depreciation	(59,255)	(52,127)

Property and equipment, net	$33,712	$40,193

        The Company's DSL-based network includes equipment under capital leases, equipment, installation, and collocation fees. Collocation fees represent nonrecurring fees paid to obtain central office space for location of certain equipment.

        As of March 31, 2002 and December 31, 2001, the recorded cost of the equipment under capital leases, consisting primarily of network equipment, was $37,515 and $41,576, respectively. As of March 31, 2002 and December 31, 2001, accumulated amortization for this equipment under capital leases was $27,162 and $27,481 respectively.

        The Company capitalized costs associated with the design and implementation of the Company's systems including internally and externally developed software. As of March 31, 2002 and December 31, 2001, the recorded cost of software and software-in-development was $6,145 and $6,072, respectively.

7.    Commitments and Contingencies

Leases

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

        The Company leases or subleases office space in Maryland, Massachusetts, New York, Pennsylvania and Virginia and collocation space in central offices under the terms of the interconnection agreements with Verizon and other vendors. The Company has an outstanding letter of credit with respect to its headquarters in Herndon, Virginia (See Note 3). The Company is currently in arbitration proceedings with respect to the branch office it closed in Malvern, Pennsylvania, and is defendant in legal proceedings with respect to the branch offices closed in Woburn, Massachusetts, and in New York, New York. On February 14, 2002, the Company and the landlord of its headquarters in Herndon, Virginia, entered into a settlement agreement and an amended lease, whereby the square footage under rent for the Company's headquarters was reduced.

        On October 23, 2001, the Company entered into forbearance agreements with General Electric Capital Corporation (GECC) and Fore Financial Services (FORE), a division of GECC. The agreements stipulate the Company can delay payments relating to $25,789 in capital lease obligations. With respect to the GECC lease obligations, the Company made monthly payments of $135 from September 2001 through March 2002, which were applied to payments in arrears. The forbearance agreements also stipulate that the Company will make monthly payments of $34 to be applied to payments in arrears, as well as continue to make regularly scheduled payments, from April 2002 through March 2003. With respect to the FORE lease obligations, the Company made monthly payments of $30 from September 2001 through March 2002, which were applied to payments in arrears. The forbearance agreements stipulate that the Company will make monthly payments of $17 to be applied to payments in arrears, as well as continue to make regularly scheduled payments, from April 2002 through March 2003. Starting in April 2003, the Company will make payments in an amount equal to the greater of 1/18th of the remaining balance or $100 per month until the obligation is relieved or the maturity of the original capital lease, whichever comes first. If a liability remains at the maturity of the original capital lease, the remaining obligation will be paid at that time. If the Company acquires additional lines between the period of January 1, 2002 and March 31, 2003, the Company will pay $0.50 for every $1.00 spent to acquire additional lines. These payments would be applied to the lease obligation balances. As an additional covenant, the Company has granted an additional lien and security interest in all present and future line accounts, accounts receivable and other rights to the payment of money to the Company.

        Starting in April 2002, the Company has not made payments in accordance with the forbearance agreements. The Company is currently negotiating with GECC and FORE to revise the forbearance agreements. The Company is in default with respect to the forbearance agreements and has recorded the entire GECC and FORE lease obligations as current liabilities as of March 31, 2002.

        In connection with the forbearance agreements, the Company issued GECC a warrant to purchase 1,607,235 shares of common stock at $.18 per share. The warrant is exercisable in whole or in part from time to time until April 30, 2005. The estimated fair value of the warrant of $338 was determined using a Black-Scholes pricing model with the following assumptions: 0% dividend yield, weighted average risk-free interest rate of 3.34%, volatility of 166%, and an expected life of forty-two months. The estimated fair value of the warrant was accounted for as an increase in interest expense and additional paid-in-capital.

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

        The Company had an arrangement with Paradyne Credit Corporation (Paradyne) whereby the Company could finance equipment purchases of up to $8,000 subject to vendor approval. On February 8, 2002, pursuant to the terms of a settlement agreement, the Company modified and cancelled its capital lease agreement. Under the settlement, the Company took title to equipment that had previously been held under a capital lease. The Company paid Paradyne $1,175 in settlement of $2,289 in capital lease obligations and $182 in interest. The difference between the purchase price of $1,175 and the capital lease obligations, including interest, of $2,471, first reduced the net carrying value of the leased equipment of $350 to zero. The remaining difference of $946 was recorded as an extraordinary gain on the extinguishment of capital lease obligations.

        On February 25, 2002, the Company entered into an agreement with Cisco Systems Capital to forgive and cancel all capital lease obligations made with the Company in return for payment of $1,550. The settlement relieved the Company of $3,272 in capital lease obligations and $327 in interest. The difference between the purchase price of $1,550 and the capital lease obligations, including interest, of $3,599, first reduced the net carrying value of the leased equipment of $606 to zero. The remaining difference of $1,443 was recorded as an extraordinary gain on the extinguishment of capital lease obligations.

Pending Litigation

        The Company is currently involved in a number of legal proceedings, some of which as described below as well as those described in the operating leases section above could have a material adverse effect on our business, financial position, results of operations or cash flows. Additionally, our present and possible future legal proceedings and claims, whether with or without merit, could be expensive to defend, divert management's attention, and consume our time and resources. There can be no assurance concerning the outcome of current or future legal proceedings or claims.

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

        On September 28, 2001, the Company received a notice of acceleration from Lucent Technologies (Lucent), which acquired Ascend. Lucent demanded payment of principal ($2,321) and interest, which aggregated $2,569 related to the Ascend line of credit. The Company has classified the principal and interest as current liabilities at March 31, 2002. On October 4, 2001 the Company filed a Demand of Arbitration with the American Arbitration Association concerning various claims with Ascend / Lucent, Purchase and Sale Agreement (Lucent agreement). In addition, the demand asserts breach of contract for failure to place equipment purchases on capital leases as required by the Lucent agreement. Finally, the demand asserts breach of contract for failure to correct accounts receivable records on credits and returns, and requests accounting for certain invoices. The Company requested to be relieved of its obligations under the Lucent agreement, including accounts payable of $785 and the line of credit and accrued interest of $2,569 and other related damages to be proven in the arbitration. The arbitration proceedings are in discovery. There can be no assurance that the Company will be successful in these proceedings.

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

8.    Mandatorily Redeemable Preferred Stock

        On March 7, 2000, the Company issued 1,500,000 shares of Series B preferred stock to SBC Communications, Inc. (SBC) and Telefonos de Mexico (Telmex) for total proceeds of $150,000, excluding direct issuance costs of $209. The convertible Series B preferred stock is non-voting and pays a 7.0% dividend, which can be satisfied with either additional stock or cash. Each $100 share of Series B preferred stock is convertible at any time at the election of the holder into 3.2258 shares of the Company's common stock, or a total of 4,838,700 common shares. The Series B preferred stock may be called by the Company for mandatory conversion into its common stock at any time between two and five years after the original issue date, provided the Company's common stock is trading above $31 per share. On each anniversary of the issue date, beginning on the second anniversary and ending on the seventh anniversary, the holders of the Series B preferred stock may request that the Company redeem the shares for a cash amount equal to $100 per share plus unpaid dividends. The Company may postpone such right until the following year for all but the seventh year if its common stock share price is below $31 for a specified period preceding the anniversary date. The Series B preferred stockholders have the right to maintain their percentage equity ownership interests in the Company's common stock through a right of primary offer mechanism in the financing agreement. This right permits them to purchase, in any subsequent offering of the Company's stock, on the same terms and conditions as the stock is offered to third parties, an amount of stock that will allow them to maintain their respective percentage ownership interests. Through a separate agreement with the Company's present principal stockholders, Spectrum Equity Investors II, L.P. and Jonathon P. Aust, the Company's Chief Executive Officer, the Series B preferred stockholders also have a right of first offer to purchase, in certain circumstances, any shares that these stockholders may wish to sell in the future.

        On the second anniversary date of the Series B preferred stock issuance, the Company notified the holders of the Series B preferred stock that the Company was exercising its right to postpone the Series B preferred stockholders' redemption of the Series B preferred stock.

        On December 22, 2000, the Company signed an agreement with SBC to convert their shares of Series B preferred stock, plus accrued dividends, which totaled $79,171, at $31 per share, the original conversion price, into 2,554,375 shares of common stock, when at the time, the Company's common stock was trading at approximately $.875 per share.

        The preferred stock activity is summarized as follows:

	Series B
	Shares	Amount
Balance, December 31, 2001	750,000	$84,541
Accrued dividends	—	1,294
Accretion to redemption price	—	10

Balance, March 31, 2002	750,000	$85,845

9.    Segment Information

        The Company discloses certain segment information. The financial results of the Company's segments are presented on an accrual basis. The Company evaluates the performance of its segments and allocates resources to them based on gross profit. There are no intersegment revenues. The table below presents information about the reported gross profit (loss) of the Company's reportable segments for the three months ended March 31, 2002 and 2001. Asset information is not reported for the product sales and consulting services segments, as the Company in making its decisions regarding operating matters does not consider this data.

	Network Services	Product Sales and Consulting Services	Reconciling Items	Total
As of and for the three months ended March 31, 2002:
Revenue	$12,847	$429	$—	$13,276

Gross profit (1)	$3,799	$98	$—	$3,897

Property and equipment, net	$30,180	$—	$3,532	$33,712

As of and for the three months ended March 31, 2001:
Revenue	$4,660	$3,204	$—	$7,864

Gross profit (loss) (1)	$(1,828)	$599	$—	$(1,229)

Property and equipment, net	$57,965	$—	$27,775	$85,740

(1)
Adjustments that are made to the total of the segments gross profit (loss) in order to arrive at loss before extraordinary gain are as follows:

	For the three months ended March 31,
	2002	2001
Gross profit (loss) (exclusive of depreciation and amortization presented below)	$3,897	$(1,229)
Operating expenses
Selling, general and administrative.	5,970	13,951
Amortization of deferred compensation on stock options	288	866
Depreciation and amortization	6,799	7,887

Loss from operations	(9,160)	(23,933)
Interest income (expense), net	(944)	(76)

Net loss before extraordinary gain	$(10,104)	$(24,009)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS.

        The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes included elsewhere in this Form 10-Q and the financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2001. Historical results and percentage relationships among any amounts in the financial statements are not expected to be indicative of trends in operating results for any future period.

Forward-looking Statements

        This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those contemplated in these forward-looking statements. In particular, the risks and uncertainties include those described in our Annual Report on Form 10-K for the year ended December 31, 2001. Other related risks and uncertainties include, among other things, the following:

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

  •
  the extent and nature of competition.

        Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise the information contained in this Form 10-Q, whether as a result of new information, future events or circumstances or otherwise.

Overview

        We are focused on solving the data communications needs of small- and medium-sized business customers through broadband network services, including our DSL-based CopperNet service. CopperNet allows us to provide metropolitan area networks, or MANs, and wide area networks, or

WANs, to our customers. In 2001, these network services represented the majority of our revenue as our focus on this business resulted in significant growth in both customer lines and revenue. Revenues have declined in our product sales and consulting businesses as we de-emphasized them and as the market and margins in these businesses deteriorated.

        We currently offer networking using our own infrastructure in the following nine northeast and mid-Atlantic cities and their surrounding markets: Baltimore, Boston, New York, Norfolk, Philadelphia, Pittsburgh, Richmond, Washington D.C. and Wilmington, DE. Customer locations outside of these major metropolitan areas are served primarily through the local facilities of other carriers, including Covad, WorldCom and AT&T.

        We have invested in the development and deployment of the network we use to deliver our CopperNet service. We have funded the deployment of our CopperNet services through proceeds received from a preferred and common stock financing in August 1998, issuance of promissory notes that were converted into common stock during the three months ended June 30, 1999, capital lease financing, our initial public offering and the proceeds received from the sale of $150 million of our Series B preferred stock. From February 1997 through the third quarter 2000, we increased our operating expenses and capital expenditures in an effort to continue to rapidly expand our equipment and human resource-related infrastructure and network services.

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

        Throughout 2001, we continued to undertake measures to reduce expenses and streamline operations. In May 2001, we implemented a restructuring plan focusing our resources on higher margin areas of network operations with higher potential for future growth. The plan included shutting down and abandoning approximately 205 unprofitable central office collocation facilities, which accounted for approximately 8% of network services revenue and 20% of network services operating expense. The majority of the network equipment located in these facilities, which is owned or leased by us, was removed and redeployed to other central offices as needed. The plan also included the elimination of 140 employees, or 34% of the work force. The employee groups terminated included all functional areas within the company.

        In connection with the restructuring plans, we evaluated our long-lived assets for impairment. We identified and impaired assets in three long-lived asset categories: network placed in service, office and computer equipment and software and furniture and fixture. The total impairment charge of $27.1 million was classified as "impairment of long-lived assets" on the statements of operations for the year ended December 31, 2001.

        The network placed in service assets were network collocation facilities that were specifically identified as part of the restructuring plan. Based on an undiscounted cash flow analysis on a central office by central office basis, we determined the 205 abandoned facilities had no value to our future operations and there could be no assurance that we could anticipate cash flows from their future disposition. Therefore, we determined the entire net book value of the abandoned central office collocation facilities, in the amount of $10.2 million, was impaired. The network equipment located in these facilities was also evaluated for impairment. The majority of the network equipment was removed and re-deployed to other facilities. An impairment charge, in the amount of $1.6 million, was recorded for the network equipment that was not being re-deployed.

        In connection with the abandonment of the network placed in service, certain internally and externally developed software under development was also identified and evaluated for impairment. The software applications related to a program, implemented in early 2000, to upgrade our operating support systems. As a result of the restructuring plan, we determined the upgraded systems were not required for the reduced number of personnel and network collocation facilities. Consequently, implementation of these upgrades was not completed and we reverted to legacy systems. Software applications related to the upgrade were specifically identified, and the net book value, in the amount of $10.0 million, was recorded as an impairment charge.

        In November 2001, in another restructuring of our work force, we eliminated an additional 95 positions. The employee groups terminated were part of several functional areas within the company, but also included a significant reduction in our sales force as we looked to focus on our existing customers and the integration and consolidation of acquired DSL customers.

        In connection with the closing of all outside sales offices and the consolidation of space at our headquarters, we evaluated our computer equipment, furniture and fixtures, and leasehold improvements for impairment. Certain of these assets that were not anticipated to be used for future operations were either sold at a loss or otherwise disposed. The remaining net book value of these assets, in the amount of $5.2 million, was recorded as an impairment charge.

        Total restructuring charges for the year ended December 31, 2001 were $3.2 million, including $1.2 million for employee terminations, $1.4 million for lease terminations, and $.6 million for other related costs. These charges were classified as restructuring on the statements of operations for the year ended December 31, 2001. As of March 31, 2002 the remaining restructuring liability is $.5 million, and will be paid in the second quarter of 2002.

        As a result of these restructurings, as of December 31, 2001, we had installed and had operational DSL equipment in approximately 300 central offices in cities throughout the northeast and mid-Atlantic region of the United States, which are our target markets. While we may evaluate the acquisition of, or expansion into, new central offices in the future, there are no current plans to expand beyond our existing footprint.

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

        On November 19, 2001, we closed the acquisition of the DSL customer list and contracts of Ardent Communications, Inc. (Ardent). Ardent, which supplied DSL service nationwide to business customers, agreed to sell us 16,800 customer lines after they sought bankruptcy protection in October 2001. The aggregate purchase price was $7.0 million. We are experiencing, as anticipated, customer attrition due to the acquisition and are additionally terminating certain customers for non-performance.

        During the three months ended March 31, 2002, we continued to pursue measures to reduce expenses and streamline operations. In February 2002, we reduced our capital lease obligations with Cisco and Paradyne by retiring $6.1 million, including interest, of outstanding debt for cash payments totaling $2.7 million. Starting in April 2002, we did not make payments in accordance with the GECC and FORE capital lease forbearance agreements. We are currently negotiating with GECC and FORE to revise the forbearance agreements.

Results of Operations

        The following table presents our results of operations data and the components of net loss as a percentage of our revenue.

	For the three months ended March 31,
	2002	2001
Revenue:
Network services	96.8%	59.3%
Product sales and consulting services	3.2%	40.7%

Total revenue	100.0%	100.0%

Operating expenses:
Network services	68.1%	82.5%
Product sales and consulting services costs	2.5%	33.1%
Selling, general and administrative	45.0%	177.4%
Amortization of deferred compensation on stock options	2.2%	11.0%
Depreciation and amortization	51.2%	100.3%

Total operating expenses	169.0%	404.3%

Loss from operations	(69.0%)	(304.3%)
Interest income (expense), net	(7.1%)	(1.0%)

Net loss before extraordinary gain	(76.1%)	(305.3%)

Extraordinary gain on early extinguishment of capital lease obligations	18.0%	—

Net loss	(58.1%)	(305.3%)
Accretion of preferred stock dividends and issuance costs	9.8%	16.6%

Net loss applicable to common stockholders	(67.9%)	(321.9%)

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

        Revenue.    Revenue was $13.3 million for the three months ended March 31, 2002, as compared to $7.9 million for the three months ended March 31, 2001, an increase of $5.4 million. This increase was attributable to an $8.1 million increase in network services partially offset by a $2.8 million decrease in product sales and consulting services. Network services revenue increased to $12.8 million for the three months ended March 31, 2002 from $4.7 million for the three months ended March 31, 2001. This was the result of increased revenues from the Ardent and CapuNet transactions in 2001 and increased sales of services related to our DSL-enabled network. Product sales and consulting services revenue decreased to $.4 million for the three months ended March 31, 2002 from $3.2 million for the three months ended March 31, 2001. This decrease was due to declines in our product sales and consulting businesses as we de-emphasized them, and as the market and margins in these businesses deteriorated.

        Network services costs.    Network services costs were $9.0 million for the three months ended March 31, 2002, as compared to $6.5 million for the three months ended March 31, 2001, an increase of $2.5 million. This increase was due to the network services costs associated with the Ardent and CapuNet transactions.

        Product sales and consulting services costs.    Product sales and consulting services costs were $0.3 million for the three months ended March 31, 2002, as compared to $2.6 million for the three months ended March 31, 2001, a decrease of $2.3 million. This was due to a decrease in product sales and consulting services revenue of $2.8 million over the same period.

        Selling, general and administrative expenses.    Selling, general and administrative expenses were $6.0 million for the three months ended March 31, 2002, as compared to $14.0 million for the three months ended March 31, 2001, a decrease of $8.0 million. This decrease was due to reduced expenditures attributable to the elimination of 235 employees, or 57% of the workforce, in the second and fourth quarters of 2001.

        Amortization of deferred compensation on stock options.    Amortization of deferred compensation was $0.3 million for the three months ended March 31, 2002, as compared to $0.9 million for the three months ended March 31, 2001, a decrease of $0.6 million. This decrease is attributable to the decrease in the unamortized deferred compensation principally due to the cancellation of stock options for common shares granted to key employees as a result of termination of their employment and forfeitures of stock options granted to employees which resulted from workforce reductions.

        Depreciation and amortization expense.    Depreciation and amortization expense was $6.8 million for the three months ended March 31, 2002, as compared to $7.9 million for the three months ended March 31, 2001, a decrease of $1.1 million. This was primarily due to reduced depreciable assets from impairments recorded in the second and fourth quarters of 2001.

        Interest income (expense), net.    Net interest expense was $0.9 million for the three months ended March 31, 2002, as compared to net interest expense of $0.1 million for the three months ended March 31, 2001. The increase in interest expense is primarily due to interest on capital lease obligations and significantly reduced interest income due to lower cash and cash equivalent balances earning interest.

        Extraordinary gain on early extinguishment of capital lease obligations.    During the three months ended March 31, 2002, there was a $2.4 million gain from the early extinguishment of certain lease obligations. The gain resulted from the settlement of Cisco & Paradyne capital lease agreements as noted in the commitments and contingencies section.

        Accretion of preferred stock dividends and issuance costs.    During the three months ended March 31, 2002 and 2001, the amount of accretion of preferred stock dividends and issuance costs was $1.3 million.

        Net loss applicable to common stockholders.    For the foregoing reasons, our net loss applicable to common stockholders was $9.0 million for the three months ended March 31, 2002, as compared to $25.3 million for the three months ended March 31, 2001, a decrease of $16.3 million.

Liquidity and Capital Resources

        For the three months ended March 31, 2002, we incurred operating losses of $9.2 million and negative cash flows from operations of $6.1 million. For the year ended December 31, 2001, we incurred operating losses of $105.5 million and negative cash flows from operations of $33.2 million. In addition, our working capital decreased from a negative $45.2 million at December 31, 2001, to a negative $64.7 million at March 31, 2002. We had an accumulated deficit of $298.8 million at March 31, 2002 and we expect to incur operating losses for the foreseeable future, but at reduced levels than previously incurred. We have taken actions to significantly reduce operating, selling, general and administrative expenses and capital expenditures. We currently expect minimal expenditures for capital equipment in 2002 and expect continued reductions in the size of our operating losses, net losses and net operating cash outflows as we continue to see the benefits from the cost reduction actions completed in 2001. Our business plan contemplates additional required funding to offset negative cash flow resulting primarily from ongoing operating losses, the settlement of existing litigation and the repayment of existing capital leases and other obligations. We are attempting to obtain additional equity or debt funding and are evaluating other strategic alternatives as well. Such debt, equity and other strategic options may involve significant potential dilution to common stockholders.

        We implemented a restructuring plan in May 2001. As part of this plan, we stopped paying rent and lease payments as of May 31, 2001. Since this date, we have been renegotiating most rent and capital lease obligations with our landlords and lessors. Various landlords and lessors have filed default notices and notices of acceleration with us. There can be no assurance we will successfully renegotiate our rent and capital lease obligations. See Part II—Item 1—"Legal Proceedings," below, for a discussion of the status of these negotiations.

        If, as a result of existing market conditions or other factors, we fail or are unable to raise sufficient capital, we may have to drastically alter our business plan so as to conserve cash, or sell all or a portion of our assets, possibly pursuant to a liquidation proceeding in bankruptcy court, or both.

        Operating Activities.    Net cash used in operating activities for the three months ended March 31, 2002, was $6.1 million. This was primarily the result of a net loss of $7.7 million. This was partially offset by increases in non-cash expenses consisting primarily of depreciation and amortization of $6.8 million, an extraordinary gain on early extinguishments of capital lease obligations of $2.4 million, amortization of deferred compensation on stock options of $0.3 million, accompanied by an increase in accounts receivable and other assets of $0.3 million and a decrease in accounts payable and accrued expenses of $2.7 million.

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

        Investing Activities.    Net cash provided by investing activities was $4.4 million for the three months ended March 31, 2002. This was primarily the result of sales and maturities of short-term investments of $4.7 million. This was partially offset by expenditures for network equipment of $0.7 million.

        Net cash provided by investing activities was $20.0 million for the three months ended March 31, 2001. This was primarily the result of sales of short-term investments of $24.1 million. This was partially offset by purchases of property and equipment of $4.0 million.

        Financing Activities.    Net cash used by financing activities was $3.6 million for the three months ended March 31, 2002. This was primarily the result of cash payments for settlement of capital lease obligations of $2.7 million, and payments on notes payable of $0.8 million.

        Net cash used in financing activities was $3.5 million for the three months ended March 31, 2001. This was primarily the result of principal payments on capital leases of $3.5 million.

        Debt and Capital Lease Arrangements.    As of March 31, 2002, we had no debt or capital lease facilities available.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

        We implemented a restructuring plan in May 2001, as discussed in "Part I—Item 2—Overview." As part of this plan, we stopped lease and rent payments as of May 31, 2001. Since this date we have been renegotiating most rent and capital lease obligations with our landlords and lessors. Various landlords and lessors have filed default notices and notices of acceleration with us. We are currently in arbitration proceedings with respect to the branch office we closed in Malvern, Pennsylvania, and are a defendant in legal proceedings with respect to the branch offices closed in Woburn, Massachusetts, and in New York, New York. In addition, on February 14, 2002, we, and the landlord of our headquarters in Herndon, Virginia, entered into a settlement agreement and an amended lease, whereby the square footage under rent was reduced. There can be no assurance concerning the outcome of current or future legal proceedings or claims.

        We were a defendant in a case filed in the United States District Court for the Eastern District of Virginia in July 2001 by Wells Fargo Equipment Finance, Inc. (Wells Fargo). Wells Fargo alleged default under a loan agreement; in particular, Wells Fargo alleged that we failed to make loan payments and maintain certain minimum unrestricted cash pursuant to a rider to the loan agreement. Wells Fargo sought recovery of the alleged outstanding balance under the loan agreement ($6.1 million) or the posting of a letter of credit. On November 16, 2001, the District Court entered judgment in favor of Wells Fargo for $5.7 million, plus interest calculated at the official court rate, which was 1.99% per annum, after this date. On January 25, 2002, we satisfied and discharged in full the judgment.

        On September 28, 2001, we received a notice of acceleration from Lucent Technologies, Inc. (Lucent). Lucent demanded payment of principal and interest of $2.4 million related to a note payable.

        On October 4, 2001, we filed a Demand of Arbitration with the American Arbitration Association concerning various claims against Lucent regarding the Ascend Communications, Inc. / Lucent Technologies, Inc. Purchase and Sale Agreement (the "Lucent Agreement"). The demand asserts breach of contract for failure to place equipment purchases on capital leases as required by the Lucent Agreement. In addition, the demand asserts breach of contract for failure to provide equipment that materially conforms to the specifications in the Lucent Agreement. Finally, the demand asserts breach of contract for failure to correct accounts receivable records on credits and returns, and requests accounting for certain invoices. We requested to be relieved of our obligations under the Lucent Agreement, including accounts payable of $0.8 million and notes payable and accrued interest of $2.6 million and other related damages to be proven in the arbitration. Lucent has filed a counterclaim against us seeking recovery of the amounts due and owing under the Lucent Agreement, including the promissory note (which is an exhibit to the Lucent Agreement). The amounts sought by Lucent are to be determined at the arbitration hearing. The arbitration proceedings are in discovery. There can be no assurance that we will be successful in these proceedings. We have classified the $2.6 million as a current liability at March 31, 2002.

        In March 2002, ALS Scan, Inc., or ALS, initiated an action against us in the U.S. District Court for the District of Maryland. ALS alleges copyright infringement against us and another defendant and seeks statutory damages and other damages in an amount to be determined at trial. We are currently evaluating our response.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES — Inapplicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS — Inapplicable

ITEM 5. OTHER INFORMATION — Inapplicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K —

        (a) Exhibits: None.

        (b) Reports on Form 8-K: A current report on Form 8-K was filed on February 8, 2002 announcing that the registrant paid to Wells Fargo $5,747,001 on January 25, 2002 to satisfy and discharge in full the judgment rendered in favor of Wells Fargo as part of a case filed in the United States District Court for the Eastern District of Virginia in July 2001 by Wells Fargo Equipment Finance. See Item 1— "Legal Proceedings."

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2002
NETWORK ACCESS SOLUTIONS CORPORATION
By:	/s/ JONATHAN P. AUST Jonathan P. Aust Chairman and Chief Executive Officer (Principal Executive Officer)
By:	/s/ WILLIAM R. SMEDBERG William R. Smedberg Executive Vice President (Principal Financial and Accounting Officer)